Form 10-Q
period 2021-09-30
TEREX CORP
filed 2021-10-29
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
Yes ☐ No ☒

Number of outstanding shares of common stock: 69.8 million as of October 26, 2021.

The Exhibit Index begins on page 49.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2021 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended September 30, 2021

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$993.8	$765.6	$2,896.7	$2,289.7
Cost of goods sold	(815.3)	(619.3)	(2,311.2)	(1,899.6)
Gross profit	178.5	146.3	585.5	390.1
Selling, general and administrative expenses	(104.3)	(109.8)	(327.3)	(353.3)
Income (loss) from operations	74.2	36.5	258.2	36.8
Other income (expense)
Interest income	0.6	0.8	2.9	2.5
Interest expense	(12.3)	(15.8)	(40.6)	(50.0)
Loss on early extinguishment of debt	—	—	(27.7)	—
Other income (expense) – net	(1.1)	(0.6)	2.7	(0.1)
Income (loss) from continuing operations before income taxes	61.4	20.9	195.5	(10.8)
(Provision for) benefit from income taxes	(13.9)	1.1	(36.0)	4.9
Income (loss) from continuing operations	47.5	22.0	159.5	(5.9)
Income (loss) from discontinued operations – net of tax	—	(0.1)	—	(1.3)
Gain (loss) on disposition of discontinued operations – net of tax	0.6	(16.1)	2.6	(21.1)
Net income (loss)	$48.1	$5.8	$162.1	$(28.3)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.68	$0.31	$2.29	$(0.09)
Income (loss) from discontinued operations – net of tax	—	—	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	(0.23)	0.04	(0.30)
Net income (loss)	$0.69	$0.08	$2.33	$(0.41)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.67	$0.31	$2.25	$(0.09)
Income (loss) from discontinued operations – net of tax	—	—	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	(0.23)	0.04	(0.30)
Net income (loss)	$0.68	$0.08	$2.29	$(0.41)
Weighted average number of shares outstanding in per share calculation
Basic	69.8	69.3	69.7	69.7
Diluted	70.9	69.5	70.8	69.7

Comprehensive income (loss)	$18.8	$46.7	$141.2	$(24.7)

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2021	December 31, 2020
Assets
Current assets
Cash and cash equivalents	$553.2	$665.0
Trade receivables (net of allowance of $10.5 and $9.5 at September 30, 2021 and December 31, 2020, respectively)	513.4	381.2
Inventories	747.7	610.4
Prepaid and other current assets	191.5	222.0
Total current assets	2,005.8	1,878.6
Non-current assets
Property, plant and equipment – net	412.6	406.6
Goodwill	279.7	275.4
Intangible assets – net	14.1	8.3
Other assets	355.7	462.9
Total assets	$3,067.9	$3,031.8

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5.7	$7.6
Trade accounts payable	548.7	369.9
Accrued compensation and benefits	108.4	85.8
Other current liabilities	277.0	260.0
Total current liabilities	939.8	723.3
Non-current liabilities
Long-term debt, less current portion	887.7	1,166.2
Other non-current liabilities	189.7	220.8
Total liabilities	2,017.2	2,110.3
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 83.4 and 82.9 shares at September 30, 2021 and December 31, 2020, respectively	0.9	0.9
Additional paid-in capital	850.8	837.9
Retained earnings	886.6	750.3
Accumulated other comprehensive income (loss)	(229.3)	(208.4)
Less cost of shares of common stock in treasury – 14.2 and 14.3 shares at September 30, 2021 and December 31, 2020, respectively	(458.3)	(459.2)
Total stockholders’ equity	1,050.7	921.5
Total liabilities and stockholders’ equity	$3,067.9	$3,031.8

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2020	68.6	$0.9	$837.9	$750.3	$(208.4)	$(459.2)	$921.5
Net income (loss)	—	—	—	40.1	—	—	40.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(7.1)	—	(7.1)
Issuance of common stock	0.5	—	11.4	—	—	—	11.4
Compensation under stock-based plans – net	0.1	—	(13.8)	—	—	2.8	(11.0)
Dividends	—	—	0.2	(8.5)	—	—	(8.3)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	(0.3)
Other	—	—	—	(0.2)	—	—	(0.2)
Balance at March 31, 2021	69.2	$0.9	$835.7	$781.7	$(215.5)	$(456.7)	$946.1
Net income (loss)	—	—	—	73.9	—	—	73.9
Other comprehensive income (loss) – net of tax	—	—	—	—	15.5	—	15.5
Issuance of common stock	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	7.8	—	—	0.1	7.9
Dividends	—	—	0.1	(8.5)	—	—	(8.4)
Acquisition of treasury stock	—	—	—	—	—	(1.4)	(1.4)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2021	69.2	$0.9	$844.0	$847.0	$(200.0)	$(458.0)	$1,033.9
Net income (loss)	—	—	—	48.1	—	—	48.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(29.3)	—	(29.3)
Issuance of common stock	—	—	0.2	—	—	—	0.2
Compensation under stock-based plans – net	—	—	6.5	—	—	—	6.5
Dividends	—	—	0.1	(8.5)	—	—	(8.4)
Acquisition of treasury stock	—	—	—	—	—	(0.2)	(0.2)
Other	—	—	—	—	—	(0.1)	(0.1)
Balance at September 30, 2021	69.2	$0.9	$850.8	$886.6	$(229.3)	$(458.3)	$1,050.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2019	70.4	$0.8	$824.4	$771.4	$(257.5)	$(406.8)	$932.3
Net income (loss)	—	—	—	(24.9)	—	—	(24.9)
Other comprehensive income (loss) – net of tax	—	—	—	—	(56.2)	—	(56.2)
Issuance of common stock	0.6	0.1	26.4	—	—	—	26.5
Compensation under stock-based plans – net	0.1	—	(29.5)	—	—	3.2	(26.3)
Dividends	—	—	0.2	(8.6)	—	—	(8.4)
Acquisition of treasury stock	(2.5)	—	—	—	—	(54.9)	(54.9)
Other	—	—	—	(1.9)	—	—	(1.9)
Balance at March 31, 2020	68.6	$0.9	$821.5	$736.0	$(313.7)	$(458.5)	$786.2
Net income (loss)	—	—	—	(9.2)	—	—	(9.2)
Other comprehensive income (loss) – net of tax	—	—	—	—	18.9	—	18.9
Issuance of common stock	0.1	—	0.6	—	—	—	0.6
Compensation under stock-based plans – net	—	—	4.7	—	—	0.1	4.8
Acquisition of treasury stock	(0.1)	—	—	—	—	(1.0)	(1.0)
Other	—	—	—	0.1	—	—	0.1
Balance at June 30, 2020	68.6	$0.9	$826.8	$726.9	$(294.8)	$(459.4)	$800.4
Net income (loss)	—	—	—	5.8	—	—	5.8
Other comprehensive income (loss) – net of tax	—	—	—	—	40.9	—	40.9
Issuance of common stock	—	—	0.7	—	—	—	0.7
Compensation under stock-based plans – net	—	—	4.7	—	—	0.4	5.1
Acquisition of treasury stock	—	—	—	—	—	(0.1)	(0.1)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance at September 30, 2020	$68.6	$0.9	$832.2	$732.6	$(253.9)	$(459.1)	$852.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$162.1	$(28.3)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37.9	36.3
(Gain) loss on disposition of discontinued operations	(2.6)	21.1
Loss on early extinguishment of debt	27.7	—
Stock-based compensation expense	24.1	17.8
Inventory and other non-cash charges	18.2	18.7
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(143.5)	(13.7)
Inventories	(159.9)	214.6
Trade accounts payable	185.8	(174.0)
Other assets and liabilities	171.1	4.7
Foreign exchange and other operating activities, net	3.2	(8.3)
Net cash provided by (used in) operating activities	324.1	88.9
Investing Activities
Capital expenditures	(31.7)	(53.9)
Proceeds from sale of capital assets	1.2	2.5
Acquisitions, net of cash acquired, and investments	(42.9)	—
Proceeds (payments) from disposition of discontinued operations	—	11.4
Net cash provided by (used in) investing activities	(73.4)	(40.0)
Financing Activities
Repayments of debt	(882.5)	(174.5)
Proceeds from issuance of debt	600.1	170.0
Payment of debt extinguishment costs	(16.9)	—
Share repurchases	(1.7)	(55.9)
Dividends paid	(25.1)	(8.4)
Other financing activities, net	(22.6)	(12.0)
Net cash provided by (used in) financing activities	(348.7)	(80.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(13.9)	4.4
Net Increase (Decrease) in Cash and Cash Equivalents	(111.9)	(27.5)
Cash and Cash Equivalents at Beginning of Period	670.1	540.1
Cash and Cash Equivalents at End of Period	$558.2	$512.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2021 and for the three and nine months ended September 30, 2021 and 2020 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2020 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2020.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021.

Cash and cash equivalents include $3.3 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

The following table provides amounts of cash and cash equivalents presented in the Condensed Consolidated Statement of Cash Flows (in millions):

	September 30, 2021	December 31, 2020
Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$553.2	$665.0
Cash and cash equivalents - held for sale(1)	5.0	5.1
Total cash and cash equivalents	$558.2	$670.1

(1)     Amounts relate to the Company’s utility hot lines tools business located in South America.

Recently Issued Accounting Standards

Accounting Standards Implemented in 2021

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2019-12, Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes. ASU 2019-12 removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application of Topic 740. The Company adopted ASU 2019-12 on January 1, 2021. Adoption did not have a material effect on the Company’s consolidated financial statements.

Accounting Standards to be Implemented

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met to ease an entity’s financial reporting burden as the market transitions from LIBOR and other interbank offered rates to alternative reference rates. The FASB further issued ASU 2021-01 in January 2021 to clarify the scope of Topic 848. The guidance was effective upon issuance and may be applied through December 31, 2022. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2020	$9.5
Provision for credit losses	2.3
Other adjustments	(1.3)
Balance as of September 30, 2021	$10.5

Finance Receivables. The Company’s net finance receivable balances include both sales-type leases and commercial loans. The Company had $12.9 million and $129.8 million of gross finance receivables at September 30, 2021 and December 31, 2020, respectively. The allowance for credit losses on finance receivables was $8.0 million and $13.8 million at September 30, 2021 and December 31, 2020, respectively. In February 2021, the Company transferred finance receivables of $89.7 million to a U.S. regional bank, which qualified for sales treatment under ASC 860. The Company received $99.4 million cash proceeds from the sale and recognized a net gain of $5.6 million.

Guarantees. The Company issues guarantees to financial institutions related to financing of equipment purchases by customers. The expectation of losses or non-performance is assessed based on consideration of historical customer reviews, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Reserves are recorded for expected loss over the contractual period of risk exposure. See Note L – “Litigation and Contingencies” for additional information regarding guarantees issued to financial institutions.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2020	$52.9
Accruals for warranties issued during the period	31.8
Changes in estimates	(1.5)
Settlements during the period	(34.7)
Foreign exchange effect/other	(1.0)
Balance as of September 30, 2021	$47.5

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include interest rate caps, commodity swaps, cross currency swaps and foreign exchange contracts, discussed in Note I – “Derivative Financial Instruments” and debt discussed in Note J – “Long-term Obligations”. These instruments are valued using a market approach, which uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales
AWP	$572.5	$445.0	$1,644.4	$1,370.6
MP	418.7	311.3	1,237.7	890.5
Corporate and Other / Eliminations	2.6	9.3	14.6	28.6
Total	$993.8	$765.6	$2,896.7	$2,289.7
Income (loss) from operations
AWP	$34.9	$13.3	$126.7	$2.4
MP	57.1	40.3	178.3	88.7
Corporate and Other / Eliminations	(17.8)	(17.1)	(46.8)	(54.3)
Total	$74.2	$36.5	$258.2	$36.8

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	September 30, 2021	December 31, 2020
Identifiable assets
AWP (1)	$1,814.3	$1,541.0
MP	1,675.5	1,596.3
Corporate and Other / Eliminations (2)	(428.9)	(111.8)
Assets held for sale	7.0	6.3
Total	$3,067.9	$3,031.8

(1)     Increase primarily due to higher trade receivable and inventory balances.
(2)     Change primarily due to lower cash and finance receivable balances and higher intercompany eliminations.

Geographic net sales information is presented below (in millions):

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$377.5	$159.8	$8.3	$545.6	$278.4	$123.3	$16.0	$417.7
Western Europe	81.8	117.9	0.2	199.9	55.6	94.6	—	150.2
Asia-Pacific	80.5	95.5	0.5	176.5	89.3	64.3	0.2	153.8
Rest of World (1)	32.7	45.5	(6.4)	71.8	21.7	29.1	(6.9)	43.9
Total (2)	$572.5	$418.7	$2.6	$993.8	$445.0	$311.3	$9.3	$765.6

(1)     Includes intercompany sales and eliminations.
(2)     Total sales include $490.3 million and $386.2 million for the three months ended September 30, 2021 and 2020, respectively, attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,066.7	$488.9	$23.7	$1,579.3	$897.7	$361.5	$49.7	$1,308.9
Western Europe	265.8	379.8	0.4	646.0	186.2	270.5	0.2	456.9
Asia-Pacific	241.6	258.0	0.9	500.5	215.8	169.9	1.5	387.2
Rest of World (1)	70.3	111.0	(10.4)	170.9	70.9	88.6	(22.8)	136.7
Total (2)	$1,644.4	$1,237.7	$14.6	$2,896.7	$1,370.6	$890.5	$28.6	$2,289.7

(1)     Includes intercompany sales and eliminations.
(2) Total sales include $1.4 billion and $1.2 billion for the nine months ended September 30, 2021 and 2020, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$413.7	$—	$0.2	$413.9	$321.1	$—	$0.3	$321.4
Materials Processing Equipment	—	245.5	—	245.5	—	194.7	—	194.7
Specialty Equipment	—	173.1	0.3	173.4	—	116.4	0.4	116.8
Other (1)	158.8	0.1	2.1	161.0	123.9	0.2	8.6	132.7
Total	$572.5	$418.7	$2.6	$993.8	$445.0	$311.3	$9.3	$765.6

(1)     Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	AWP	MP	Corporate and Other / Eliminations	Total	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,218.9	$—	$0.8	$1,219.7	$947.2	$—	$0.5	$947.7
Materials Processing Equipment	—	735.4	—	735.4	—	533.6	—	533.6
Specialty Equipment	—	501.7	1.8	503.5	—	354.6	1.1	355.7
Other (1)	425.5	0.6	12.0	438.1	423.4	2.3	27.0	452.7
Total	$1,644.4	$1,237.7	$14.6	$2,896.7	$1,370.6	$890.5	$28.6	$2,289.7

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended September 30, 2021, the Company recognized income tax expense of $13.9 million on income of $61.4 million, an effective tax rate of 22.6%, as compared to income tax benefit of $1.1 million on income of $20.9 million, an effective tax rate of (5.3)%, for the three months ended September 30, 2020. The higher effective tax rate for the three months ended September 30, 2021 when compared with the three months ended September 30, 2020 is primarily due to U.S. tax on foreign income, the 2020 benefit of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and geographic mix.

During the nine months ended September 30, 2021, the Company recognized income tax expense of $36.0 million on income of $195.5 million, an effective tax rate of 18.4%, as compared to income tax benefit of $4.9 million on loss of $10.8 million, an effective tax rate of 45.4%, for the nine months ended September 30, 2020. The lower effective tax rate for the nine months ended September 30, 2021 when compared with the nine months ended September 30, 2020 is primarily due to geographic mix and the 2020 benefit of the CARES Act, partially offset by U.S. tax on foreign income.

NOTE D – ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

On July 6, 2021, the Company acquired all of the outstanding shares of Murray Design & Engineering, Ltd (“MDS”), a manufacturer of heavy duty aggregate and recycling trommels, apron feeders and conveyor systems, based in the Republic of Ireland. Total cash consideration transferred was approximately $19 million. The transaction was recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. See Note H – “Goodwill and Intangible Assets, Net” for additional information regarding goodwill recognized as a result of the acquisition. MDS’s results of operations are consolidated within the MP segment in the Condensed Consolidated Financial Statements from the date of acquisition.

On May 25, 2021, the Company acquired assets to facilitate manufacturing of certain MP products in China. Total cash consideration transferred was approximately $17 million. The transaction was recorded as an asset acquisition at cost, with the consideration allocated to individual assets acquired.

Discontinued Operations

On July 31, 2019, the Company completed the disposition of Demag® mobile cranes business to Tadano Ltd. and certain of its subsidiaries. During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Condensed Consolidated Statement of Comprehensive Income (Loss) for all periods presented. During the three and nine months ended September 30, 2020, the Company recorded income (loss) from discontinued operations, net of tax of $(0.1) million and $(1.3) million, respectively.

Gain (Loss) on Disposition of Discontinued Operations - net of tax is presented below (in millions):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2021			2020	2021			2020
	Cranes	Material Handling and Port Solutions	Total	Cranes	Cranes	Material Handling and Port Solutions	Total	Cranes

Gain (loss) on disposition of discontinued operations	$0.8	$—	$0.8	$(20.5)	$1.4	$1.2	$2.6	$(27.7)
(Provision for) benefit from income taxes	(0.2)	—	(0.2)	4.4	(0.4)	0.4	—	6.6
Gain (loss) on disposition of discontinued operations – net of tax	$0.6	$—	$0.6	$(16.1)	$1.0	$1.6	$2.6	$(21.1)

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Income (loss) from continuing operations	$47.5	$22.0	$159.5	$(5.9)
Income (loss) from discontinued operations – net of tax	—	(0.1)	—	(1.3)
Gain (loss) on disposition of discontinued operations – net of tax	0.6	(16.1)	2.6	(21.1)
Net income (loss)	$48.1	$5.8	$162.1	$(28.3)
Basic shares:
Weighted average shares outstanding	69.8	69.3	69.7	69.7
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.68	$0.31	$2.29	$(0.09)
Income (loss) from discontinued operations – net of tax	—	—	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	(0.23)	0.04	(0.30)
Net income (loss)	$0.69	$0.08	$2.33	$(0.41)
Diluted shares:
Weighted average shares outstanding – basic	69.8	69.3	69.7	69.7
Effect of dilutive securities:
Restricted stock awards	1.1	0.2	1.1	—
Diluted weighted average shares outstanding	70.9	69.5	70.8	69.7
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.67	$0.31	$2.25	$(0.09)
Income (loss) from discontinued operations – net of tax	—	—	—	(0.02)
Gain (loss) on disposition of discontinued operations – net of tax	0.01	(0.23)	0.04	(0.30)
Net income (loss)	$0.68	$0.08	$2.29	$(0.41)

Non-vested restricted stock and restricted stock units granted (“restricted stock awards”) by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.1 million and 0.9 million were outstanding during the three months ended September 30, 2021 and 2020, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average restricted stock awards of approximately 0.1 million and 2.0 million were outstanding during the nine months ended September 30, 2021 and 2020, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2021	December 31, 2020
Finished equipment	$256.9	$195.8
Replacement parts	155.6	157.0
Work-in-process	94.3	57.2
Raw materials and supplies	240.9	200.4
Inventories	$747.7	$610.4

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $57.2 million and $61.8 million at September 30, 2021 and December 31, 2020, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2021	December 31, 2020
Property	$53.0	$43.6
Plant	281.0	250.1
Equipment	396.7	390.2
Leasehold improvements	49.6	49.9
Construction in progress	10.7	31.1
Property, plant and equipment – gross	791.0	764.9
Less: Accumulated depreciation	(378.4)	(358.3)
Property, plant and equipment – net	$412.6	$406.6

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2020, gross	$140.6	$196.6	$337.2
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2020, net	102.0	173.4	275.4
Acquisitions	—	7.3	7.3
Foreign exchange effect and other	(0.8)	(2.2)	(3.0)
Balance at September 30, 2021, gross	139.8	201.7	341.5
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at September 30, 2021, net	$101.2	$178.5	$279.7

In connection with the MDS acquisition, the Company recognized goodwill of $7.3 million during the period. The goodwill was assigned to the MP reporting unit and attributable primarily to the assembled workforce and expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes. See Note D – “Acquisitions and Discontinued Operations” for additional information regarding the MDS acquisition.

Intangible assets, net were comprised of the following (in millions):

		September 30, 2021			December 31, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$10.0	$(9.8)	$0.2	$10.1	$(9.6)	$0.5
Customer Relationships	19	32.1	(25.0)	7.1	26.1	(24.1)	2.0
Land Use Rights	80	4.3	(0.8)	3.5	4.4	(0.7)	3.7
Other	8	26.3	(23.0)	3.3	25.5	(23.4)	2.1
Total definite-lived intangible assets		$72.7	$(58.6)	$14.1	$66.1	$(57.8)	$8.3

In connection with the MDS acquisition, the Company recognized customer relationships and trademarks of $6.3 million with an estimated useful life of 7 years and $1.3 million with an estimated useful life of 10 years during the period. See Note D – “Acquisitions and Discontinued Operations” for additional information regarding the MDS acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2021	2020	2021	2020
Aggregate Amortization Expense	$0.7	$0.4	$1.6	$1.3

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2021	$2.2
2022	2.3
2023	1.7
2024	1.5
2025	1.4

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

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

Interest Rate Caps and Commodity Swaps

Derivatives designated as cash flow hedging instruments include interest rate caps and commodity swaps with outstanding notional value of $300.0 million and $18.6 million, respectively, at September 30, 2021. Commodity swaps outstanding at September 30, 2021 mature on or before August 31, 2022. The outstanding notional value of interest rate caps and commodity swaps was $300.0 million and $26.0 million, respectively, at December 31, 2020. The Company uses interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt and commodity swaps to mitigate price risk for hot rolled coil steel. Fair values of interest rate caps are based on the present value of future cash payments and receipts. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of interest rate caps and commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on interest rate caps are reclassified to Interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur. Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings. In October 2021, the Company terminated all outstanding interest rate caps.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $92.6 million and $97.7 million at September 30, 2021 and December 31, 2020, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at September 30, 2021 mature during the fourth quarter of 2021.

At December 31, 2020, the Company had $7.8 million notional value, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. There were no foreign exchange contracts that were designated as cash flow hedge contracts outstanding at September 30, 2021. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the underlying hedged transactions settle. Gains or losses on foreign exchange contracts are reclassified to COGS in the Company’s Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $38.0 million and $54.2 million notional value of foreign exchange contracts outstanding that were not designated as hedging instruments at September 30, 2021 and December 31, 2020, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2021		December 31, 2020
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Commodity swaps	Other current assets	$7.9	$—	$7.2	$—
Commodity swaps	Other non-current assets	—	—	0.3	—
Interest rate caps	Other non-current assets	0.8	—	—	—
Foreign exchange contracts	Other current liabilities	—	(0.3)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	(0.6)	—	(2.0)	—
Interest rate caps	Other current liabilities	(1.2)	—	(1.2)	—
Commodity swaps	Other current liabilities	(0.3)	—	—	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(4.0)	—	(8.2)	—
Interest rate caps	Other non-current liabilities	—	—	(2.6)	—
Net derivative asset (liability)		$2.6	$(0.3)	$(6.5)	$—

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Income Statement Account	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Foreign exchange contracts	$—	$—	Cost of goods sold	$—	$0.1
Commodity swaps	(5.8)	9.1	Cost of goods sold	6.9	8.3
Cross currency swaps - net investment hedge	1.8	4.0	Selling, general and administrative expenses	—	—
Interest rate caps	0.1	2.7	Interest expense	(0.3)	(0.9)
Total	$(3.9)	$15.8	Total	$6.6	$7.5

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Income Statement Account	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Foreign exchange contracts	$0.2	$(0.5)	Cost of goods sold	$0.3	$(2.1)
Commodity swaps	1.1	0.3	Cost of goods sold	(0.1)	(1.9)
Cross currency swaps - net investment hedge	(3.6)	(5.8)	Selling, general and administrative expenses	—	—
Interest rate caps	(0.5)	(3.1)	Interest expense	(0.3)	(0.1)
Total	$(2.8)	$(9.1)	Total	$(0.1)	$(4.1)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Income Statement Accounts in which effects of cash flow hedges are recorded	$(815.3)	$(2,311.2)	$(12.3)	$(40.6)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	—	0.1	—	—
Commodity swaps	6.9	8.3	—	—
Interest rate caps	—	—	(0.3)	(0.9)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.2	0.5
Total	$6.9	$8.4	$(0.1)	$(0.4)

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
Income Statement Accounts in which effects of cash flow hedges are recorded	$(619.3)	$(1,899.6)	$(15.8)	$(50.0)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	0.3	(2.1)	—	—
Commodity swaps	(0.1)	(1.9)	—	—
Interest rate caps	—	—	(0.3)	(0.1)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.2	0.3
Total	$0.2	$(4.0)	$(0.1)	$0.2

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Income Statement Account	2021	2020	2021	2020
Foreign exchange contracts	Cost of goods sold	$(0.6)	$0.1	$(0.6)	$(0.2)
Foreign exchange contracts	Other income (expense) – net	(0.1)	(0.4)	(0.3)	(0.2)
Debt conversion feature	Other income (expense) – net	—	(0.1)	—	—
	Total	$(0.7)	$(0.4)	$(0.9)	$(0.4)

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

See Note M - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of September 30, 2021, it is estimated that $12.3 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE J – LONG-TERM OBLIGATIONS

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

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of September 30, 2021.

As of September 30, 2021 and December 31, 2020, the Company had $298.4 million and $579.9 million, net of discount, respectively, in Term Loans outstanding under the Credit Agreement. The weighted average interest rate on the Term Loans at September 30, 2021 and December 31, 2020 was 2.75% and 3.00%, respectively. The Company had no revolving credit amounts outstanding as of September 30, 2021 and December 31, 2020.

In October 2021, the Company prepaid an additional $150 million of the Original Term Loan prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company expects to record a loss on early extinguishment of debt related to prepayment of approximately $1 million for accelerated amortization of debt acquisition costs and original issue discount in the fourth quarter of 2021.

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

Letters of credit outstanding (in millions):

	September 30, 2021	December 31, 2020
$400 Million Facility	$—	$—
$300 Million Facility	65.3	35.3
Bilateral Arrangements	45.1	47.2
Total	$110.4	$82.5

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

Fair Value of Debt

Based on indicative price quotations from financial institutions multiplied by the amount recorded on the Company’s Condensed Consolidated Balance Sheet (“Book Value”), the Company estimates the fair values of its debt set forth below as of September 30, 2021, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	1.03875	$623.3
Original Term Loan (net of discount)	$298.4	$0.99700	$297.5

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

NOTE K – RETIREMENT PLANS AND OTHER BENEFITS

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2021			2020			2021			2020
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.2	$—	$—	$0.4	$—	$—	$0.7	$—	$—	$1.0	$—
Interest cost	0.2	0.6	0.1	0.3	0.7	—	0.8	1.8	0.1	1.0	2.0	0.1
Expected return on plan assets	—	(1.3)	—	—	(1.3)	—	—	(4.2)	—	—	(3.9)	—
Amortization of actuarial (gain) loss	—	0.6	—	0.1	0.3	—	0.2	1.8	—	0.1	1.3	—
Net periodic cost	$0.2	$0.1	$0.1	$0.4	$0.1	$—	$1.0	$0.1	$0.1	$1.1	$0.4	$0.1

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

NOTE L – LITIGATION AND CONTINGENCIES

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 103 million ($19 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of September 30, 2021 and December 31, 2020, the maximum exposure determined at inception was $163.3 million and $143.8 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $10.2 million and $8.3 million at September 30, 2021 and December 31, 2020, respectively.

There can be no assurance that historical credit default experience will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in effect at the time of loss.

NOTE M – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2021 and 2020. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2021					Three Months Ended September 30, 2020
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(156.6)	$13.7	$0.6	$(57.7)	$(200.0)	$(243.5)	$(7.1)	$3.6	$(47.8)	$(294.8)
Other comprehensive income (loss) before reclassifications	(27.1)	1.1	(0.2)	1.5	(24.7)	45.0	(2.7)	0.3	(2.0)	40.6
Amounts reclassified from AOCI	—	(5.0)	—	0.4	(4.6)	—	(0.1)	—	0.4	0.3
Net other comprehensive income (loss)	(27.1)	(3.9)	(0.2)	1.9	(29.3)	45.0	(2.8)	0.3	(1.6)	40.9
Ending balance	$(183.7)	$9.8	$0.4	$(55.8)	$(229.3)	$(198.5)	$(9.9)	$3.9	$(49.4)	$(253.9)

	Nine Months Ended September 30, 2021					Nine Months Ended September 30, 2020
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)
Other comprehensive income (loss) before reclassifications	(38.5)	21.6	(0.8)	1.1	(16.6)	9.7	(12.5)	1.3	0.5	(1.0)
Amounts reclassified from AOCI	—	(5.8)	—	1.5	(4.3)	—	3.4	—	1.2	4.6
Net other comprehensive income (loss)	(38.5)	15.8	(0.8)	2.6	(20.9)	9.7	(9.1)	1.3	1.7	3.6
Ending balance	$(183.7)	$9.8	$0.4	$(55.8)	$(229.3)	$(198.5)	$(9.9)	$3.9	$(49.4)	$(253.9)

Stock-Based Compensation

During the nine months ended September 30, 2021, the Company awarded 0.6 million shares of restricted stock awards to its employees with a weighted average grant date fair value of $44.56 per share. Approximately 58% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

The Company used the Monte Carlo method to determine grant date fair value of $54.92 per share for restricted stock awards with a market condition granted on March 4, 2021. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.

The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 4, 2021
Dividend yields	1.12%
Expected volatility	53.03%
Risk free interest rate	0.29%
Expected life (in years)	3

Share Repurchases and Dividends

In July 2018, Terex’s Board of Directors authorized the Company to repurchase up to $300 million of the Company’s outstanding shares of common stock. During the nine months ended September 30, 2021, the Company did not repurchase shares under these programs. During the nine months ended September 30, 2020, the Company repurchased 2.5 million shares for $54.6 million under these programs.

Terex’s Board of Directors declared a dividend of $0.12 per share in the first, second and third quarters of 2021, which was paid to the Company’s shareholders. In October 2021, Terex’s Board of Directors declared a dividend of $0.12 per share, which will be paid to the Company’s shareholders on December 17, 2021.

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

Non-GAAP Measures

In this document, we refer to various GAAP (United States (“U.S.”) generally accepted accounting principles) and non-GAAP financial measures. These non-GAAP measures may not be comparable to similarly titled measures disclosed by other companies. We present non-GAAP financial measures in reporting our financial results to provide investors with additional analytical tools which we believe are useful in evaluating our operating results and the ongoing performance of our underlying businesses. We do not, nor do we suggest that investors consider, such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Our strategic operational priorities of execution, innovation, and growth continue to make excellent progress. We continue to address supply chain disruptions across various supply inputs and product lines. Suppliers and logistics providers are currently working to ramp up and meet our production requirements. Our team members in both reportable segments have worked hard to adapt and maintain production schedules. Our commercial excellence initiatives are demonstrating results, as pricing actions continue to partially offset accelerating cost inflation. Our SG&A as a percent to sales will be below our target of 12.5% for the full-year 2021. We are maintaining strict cost discipline while recognizing that growth in the business will necessitate investment spending. In the third quarter, we started production of telehandlers in Monterrey, Mexico. This action is on track and will reduce the cost of manufacturing our telehandler products for the North American market.

We also continue to innovate so our products and services offer the features and benefits that provide value to our customers. We are investing in our connected assets and digital capabilities to better serve customers.

We are also investing in the business for future growth through organic and inorganic opportunities. In the third quarter, the MP team completed a bolt-on acquisition, purchasing a heavy duty trommels business that broadens our product offerings. We also recently launched a new product line, Terex Recycling Systems, which will focus on construction, demolition, commercial and industrial waste applications.

We continued to deliver strong results as customer demand remained robust during the quarter. Revenues of $1.0 billion were up 30% compared to the prior year period. However, revenues were approximately 9% below our expectations due to supply chain challenges limiting our production output, especially within AWP. Our operating margins and earnings per share (“EPS”) in the quarter improved significantly versus the prior year period, but were also lower than our prior expectations as a result of the revenue shortfall, inflationary cost pressures and supply chain challenges impacting the efficiency of our manufacturing operations. Freight and logistics have also been a growing issue with delays and increased costs. The availability of containers, ships and increasing offload times are impacting our production and delivery schedules.

AWP’s third quarter 2021 sales increased 29% compared to last year, driven by continued strong demand in all our global markets. For our Genie business globally, rental rates are improving, used equipment pricing is strong and fleet utilization remains robust which are all positive signs of a recovering aerials rental industry. We are also beginning to see positive indicators for non-residential investment. The utilities market also improved significantly with demand strong across its end-markets of tree care, rental, and investor-owned utilities. We are also experiencing strong growth in our Utilities parts and services business. AWP delivered significantly improved operating margins in the quarter, driven by increased production and aggressively managing all costs. This improvement was despite the current global supply chain dynamics which impacted our operations in AWP in the quarter through reduced efficiency in our manufacturing facilities as well as higher material, logistics and labor costs. We expect end market demand to remain strong through the remainder of 2021 and into 2022 as demonstrated by our backlog for the segment, which is up 257% compared to the prior year period. As we have already contracted with AWP customers for nearly all of our remaining 2021 revenue, most of the benefit of customer price increases we have been implementing, as an offset to inflationary pressures will not be realized until 2022.

MP had another excellent quarter with sales up 35% compared to last year driven by strong customer sentiment across all end-markets and geographies. MP has been aggressively managing all elements of cost as end-markets improve resulting in a 14% operating margin. We expect global demand for crushing and screening equipment to continue to grow. Broad-based economic growth, construction activity and aggregates consumption are the primary market drivers. We are also seeing strong markets for the concrete mixer truck, material handling and environmental businesses. Customer sentiment continues to improve and we are encouraged by our backlog for the segment, which is up 253% compared to the prior year period. We expect MP to be impacted by supply chain constraints and inflationary cost pressures, net of price realization, but not to the same extent as AWP.

In the third quarter of 2021, our largest market remained North America, which represented 55% of our global sales. As compared to the prior year period, our sales were up significantly in every major geography: up 31% in North America, up 33% in Western Europe and up 15% in Asia Pacific.

We continue to focus on cash generation and liquidity. The strong, positive free cash flow of $43 million in the three months ended September 30, 2021 demonstrates the hard work of our team members to tightly manage net working capital. As of September 30, 2021, we had $1.2 billion in available liquidity, with no near-term debt maturities. Our strong liquidity position and cash generation allowed us to prepay an additional $150 million of term loans in October, which is in addition to the $279 million of term loans prepaid earlier in 2021. We are committed to continuing to strengthen Terex’s balance sheet, while maintaining flexibility to execute on our organic and inorganic growth plans. We believe we have ample liquidity to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

We have seen our end-markets remain robust over the course of the third quarter and we expect continued global end-market strength over the remainder of 2021 and into 2022. However, our full-year outlook is limited as a result of the availability of components from our supply chain. As a result, we have updated our outlook for the balance of 2021 and currently expect 2021 EPS to be between $2.75 and $2.85, on net sales of approximately $3.85 billion.

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

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2021 was 16.7%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '21	Jun '21	Mar '21	Dec '20	Sep '20
Annualized effective tax rate as adjusted(1)	18.8%	18.8%	18.8%	18.2%
Income (loss) from operations as adjusted	$74.9	$117.3	$55.4	$30.6
Multiplied by: 1 minus annualized effective tax rate	81.2%	81.2%	81.2%	81.8%
Adjusted net operating income (loss) after tax	$60.8	$95.2	$45.0	$25.0
Debt	$893.4	$894.2	$979.2	$1,173.8	$1,174.5
Less: Cash and cash equivalents as adjusted	(558.2)	(547.5)	(577.8)	(670.1)	(512.6)
Debt less Cash and cash equivalents as adjusted	335.2	346.7	401.4	503.7	661.9
Stockholders’ equity as adjusted	1,036.1	1,014.1	917.4	805.3	735.4
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$1,371.3	$1,360.8	$1,318.8	$1,309.0	$1,397.3

(1) The annualized effective tax rate for Dec’20 represents the actual full year 2020 effective tax rate.

September 30, 2021 ROIC	16.7%
NOPAT as adjusted (last 4 quarters)	$226.0
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$1,351.4

	Three months ended 9/30/21	Three months ended 6/30/21	Three months ended 3/31/21	Three months ended 12/31/20
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$74.2	$122.5	$61.5	$31.6
Adjustments:
(Income) loss from TFS	0.7	(5.2)	(6.1)	(1.0)
Income (loss) from operations as adjusted	$74.9	$117.3	$55.4	$30.6

	As of 9/30/21	As of 6/30/21	As of 3/31/21	As of 12/31/20	As of 9/30/20
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$553.2	$542.2	$572.9	$665.0	$508.3
Cash and cash equivalents - assets held for sale	5.0	5.3	4.9	5.1	4.3
Cash and cash equivalents as adjusted	$558.2	$547.5	$577.8	$670.1	$512.6

Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$1,050.7	$1,033.9	$946.1	$921.5	$852.7
TFS Assets	(3.7)	(8.3)	(21.4)	(113.9)	(115.8)
Effects of adjustments, net of tax:
(Income) loss from TFS	(10.9)	(11.5)	(7.3)	(2.3)	(1.5)
Stockholders’ equity as adjusted	$1,036.1	$1,014.1	$917.4	$805.3	$735.4

Nine Months Ended September 30, 2021	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$195.5	$(36.0)	18.4%
Effect of adjustments:
Tax related	—	(0.8)
As adjusted	$195.5	$(36.8)	18.8%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared with Three Months Ended September 30, 2020

Consolidated

	Three Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$993.8	—	$765.6	—	29.8%
Gross profit	$178.5	18.0%	$146.3	19.1%	22.0%
SG&A	$104.3	10.5%	$109.8	14.3%	(5.0)%
Income from operations	$74.2	7.5%	$36.5	4.8%	103.3%

Net sales for the three months ended September 30, 2021 increased $228.2 million when compared to the same period in 2020. The increase in net sales was primarily due to higher demand for aerial work platforms, materials processing equipment, material handlers, telehandlers, utility products and concrete mixer trucks. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $16 million. Customer sentiment in both segments continues to improve as equipment is being utilized and ordered as end-market demand strengthens.

Gross profit for the three months ended September 30, 2021 increased $32.2 million when compared to the same period in 2020. The increase was primarily due to higher sales volume and price realization, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain.

SG&A costs for the three months ended September 30, 2021 decreased $5.5 million when compared to the same period in 2020 primarily due to cost management, including right-sizing our workforce and reduced discretionary spending, taken across all areas of our business.

Income from operations for the three months ended September 30, 2021 increased $37.7 million when compared to the same period in 2020. The increase was primarily due to higher sales volume and price realization, partially offset by increases in material, labor and freight costs.

Aerial Work Platforms

	Three Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$572.5	—	$445.0	—	28.7%
Income from operations	$34.9	6.1%	$13.3	3.0%	162.4%

Net sales for the AWP segment for the three months ended September 30, 2021 increased $127.5 million when compared to the same period in 2020 primarily due to higher demand driven by fleet replacement and end-market growth for aerial work platforms and telehandlers in North America and Western Europe and utility products in North America.

Income from operations for the three months ended September 30, 2021 increased $21.6 million when compared to the same period in 2020 primarily due to higher sales volume and price realization, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain.

Materials Processing

	Three Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$418.7	—	$311.3	—	34.5%
Income from operations	$57.1	13.6%	$40.3	12.9%	41.7%

Net sales for the MP segment for the three months ended September 30, 2021 increased $107.4 million when compared to the same period in 2020 primarily due to robust end-market demand for materials processing equipment in Asia-Pacific and North America, material handlers in Western Europe and North America, cranes in Australia and concrete mixer trucks in North America.

Income from operations for the three months ended September 30, 2021 increased $16.8 million when compared to the same period in 2020 primarily due to higher sales volume and price realization, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2.6	—	$9.3	—	(72.0)%
Loss from operations	$(17.8)	*	$(17.1)	*	(4.1)%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue, partially offset by increased governmental sales.

Loss from operations for the three months ended September 30, 2021 increased $0.7 million when compared to the same period in 2020. The increase in operating loss is primarily due to lower revenue, partially offset by SG&A cost management.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2021, our interest expense, net of interest income, was $11.7 million, or $3.3 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2021 was expense of $1.1 million, or a $0.5 million increase in expense when compared to the same period in the prior year. The increase was primarily due to foreign exchange translation losses in the current year period.

Income Taxes

During the three months ended September 30, 2021, we recognized income tax expense of $13.9 million on income of $61.4 million, an effective tax rate of 22.6%, as compared to income tax benefit of $1.1 million on income of $20.9 million, an effective tax rate of (5.3)%, for the three months ended September 30, 2020. The higher effective tax rate for the three months ended September 30, 2021 when compared with the three months ended September 30, 2020 is primarily due to U.S. tax on foreign income, the 2020 benefit of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and geographic mix.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended September 30, 2021 and 2020, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $0.6 million and $(16.1) million, respectively. The loss in the prior year period primarily related to a settlement on cash, debt, working capital and certain other items related to our prior disposition of our mobile cranes business.

Nine Months Ended September 30, 2021 Compared with Nine Months Ended September 30, 2020

Consolidated

	Nine Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,896.7	—	$2,289.7	—	26.5%
Gross profit	$585.5	20.2%	$390.1	17.0%	50.1%
SG&A	$327.3	11.3%	$353.3	15.4%	(7.4)%
Income from operations	$258.2	8.9%	$36.8	1.6%	601.6%

Net sales for the nine months ended September 30, 2021 increased $607.0 million when compared to the same period in 2020. The increase in net sales was primarily due to higher demand for aerial work platforms, materials processing equipment, material handlers, concrete mixer trucks and cranes. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $99 million. Customer sentiment in both segments continues to improve as equipment is being utilized and ordered as end-market demand strengthens.

Gross profit for the nine months ended September 30, 2021 increased $195.4 million when compared to the same period in 2020. The increase was primarily due to higher sales volume, improved manufacturing efficiency, price realization and the positive impact of changes in foreign exchange rates, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain.

SG&A costs for the nine months ended September 30, 2021 decreased $26.0 million when compared to the same period in 2020 primarily due to cost management, including right-sizing our workforce and reduced discretionary spending, taken across all areas of our business.

Income from operations for the nine months ended September 30, 2021 increased $221.4 million when compared to the same period in 2020. The increase was primarily due to higher sales volume, improved manufacturing efficiency, SG&A cost management, price realization and the positive impact of changes in foreign exchange rates, partially offset by increases in material, labor and freight costs.

Aerial Work Platforms

	Nine Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,644.4	—	$1,370.6	—	20.0%
Income from operations	$126.7	7.7%	$2.4	0.2%	*
* Not a meaningful percentage

Net sales for the AWP segment for the nine months ended September 30, 2021 increased $273.8 million when compared to the same period in 2020 primarily due to higher demand driven by fleet replacement and end-market growth for aerial work platforms in North America, Western Europe and China. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $46 million.

Income from operations for the nine months ended September 30, 2021 increased $124.3 million when compared to the same period in 2020 primarily due to higher sales volume, improved manufacturing efficiency, price realization, SG&A cost management and the positive effects of foreign exchange rate changes, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain.

Materials Processing

	Nine Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,237.7	—	$890.5	—	39.0%
Income from operations	$178.3	14.4%	$88.7	10.0%	101.0%

Net sales for the MP segment for the nine months ended September 30, 2021 increased $347.2 million when compared to the same period in 2020 primarily due to robust end-market demand for materials processing equipment in all major geographies, material handlers in North America and Western Europe, concrete mixer trucks in North America and cranes in Australia. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $54 million.

Income from operations for the nine months ended September 30, 2021 increased $89.6 million when compared to the same period in 2020 primarily due to higher sales volume, improved manufacturing efficiency, price realization and the positive effects of foreign exchange rate changes, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2021		2020
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$14.6	—	$28.6	—	(49.0)%
Loss from operations	$(46.8)	*	$(54.3)	*	13.8%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue, partially offset by lower intercompany sales eliminations.

Loss from operations for the nine months ended September 30, 2021 decreased $7.5 million when compared to the same period in 2020. The decrease in operating loss is primarily due to a gain on the sale of the on-book finance receivables, SG&A cost management and a reserve release in the current period as well as a specific finance receivable reserve for one customer in the prior year period, partially offset by lower revenue.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2021, our interest expense, net of interest income, was $37.7 million, or $9.8 million lower than the same period in the prior year due to a decrease in average borrowings and lower rates.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2021, we recorded a loss on early extinguishment of debt of $27.7 million related to refinancing of a significant portion of our capital structure and prepayment of term loans.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2021 was income of $2.7 million, or a $2.8 million increase in income when compared to the same period in the prior year. The increase in income was due to mark-to-market gains recorded on an equity investment in the current year period compared to losses recorded in the prior year period, partially offset by a positive post-closing adjustment in 2020 related to the settlement of our U.S. defined benefit pension plan in 2018.

Income Taxes

During the nine months ended September 30, 2021, we recognized income tax expense of $36.0 million on income of $195.5 million, an effective tax rate of 18.4%, as compared to income tax benefit of $4.9 million on loss of $10.8 million, an effective tax rate of 45.4%, for the nine months ended September 30, 2020. The lower effective tax rate for the nine months ended September 30, 2021 when compared to the nine months ended September 30, 2020 is primarily due to geographic mix and the 2020 benefit of the CARES Act, partially offset by U.S. tax on foreign income.

Income (Loss) from Discontinued Operations

Loss from discontinued operations - net of tax for the nine months ended September 30, 2020 was $1.3 million related to operations of our mobile cranes business.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the nine months ended September 30, 2021 and 2020, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $2.6 million and $(21.1) million, respectively. The gain in the current year period primarily related to our prior dispositions of our mobile cranes and MHPS businesses. The loss in the prior year primarily related to a settlement on cash, debt, working capital and certain other items related to the prior disposition of our mobile cranes business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At September 30, 2021, we had cash and cash equivalents of $558.2 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $1.2 billion. Cash generated from operations during the nine months ended September 30, 2021, the expiration of a $150 million minimum liquidity requirement and proceeds of approximately $99 million from the sale of finance receivables allowed us to maintain liquidity at a level consistent with December 31, 2020 while reducing outstanding debt by approximately $282 million and investing in our strategic priorities.

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

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans outside and inside the U.S. through funding of capital expenditures, operating expenses or other similar cash needs of these operations. Most of this cash could be used in the U.S., if necessary, without additional tax expense. Incremental cash repatriated to the U.S. would not be expected to result in material foreign, Federal or state tax cost. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds.

We had free cash flow of $42.5 million and $183.4 million for the three and nine months ended September 30, 2021, respectively.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2021	Nine Months Ended 9/30/2021
Net cash provided by (used in) operating activities	$54.9	$324.1
Increase (decrease) in TFS assets	(4.6)	(110.2)
Capital expenditures, net of proceeds from sale of capital assets	(7.8)	(30.5)
Free cash flow	$42.5	$183.4

Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2021, we sold, without material recourse, approximately $359 million of trade accounts receivable to enhance liquidity. During the nine months ended September 30, 2021, we also sold approximately $96 million of sales-type leases and commercial loans. We continue to maintain strong liquidity levels resulting in less utilization of low-cost funding arrangements.

Working capital as a percent of trailing three month annualized net sales was 17.4% at September 30, 2021.

The following tables show the calculation of our working capital in continuing operations and trailing three months annualized sales as of September 30, 2021 (in millions):

Three Months Ended 9/30/2021
Net Sales	$993.8
x	4
Trailing Three Month Annualized Net Sales	$3,975.2

As of 9/30/21
Inventories	$747.7
Trade Receivables	513.4
Trade Accounts Payable	(548.7)
Customer Advances	(19.6)
Working Capital	$692.8

On January 31, 2017, we entered into a credit agreement. The credit agreement included (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024 (the “Term Loans”). On April 1, 2021, we entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, which maturity will spring forward to November 1, 2023 if the $400 million senior secured term loan outstanding is not repaid or the maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of the London Interbank Offered Rate (“LIBOR”) as a benchmark rate. See Note J - “Long-Term Obligations” in our Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Borrowings under the Credit Agreement at September 30, 2021 were $298.4 million, net of discount, on our Term Loans. During the nine months ended September 30, 2021, we prepaid approximately $279 million of our Term Loans prior to their maturity date to reduce our outstanding debt and lower our leverage. In October 2021, we prepaid an additional $150 million of our Term Loans prior to their maturity date to reduce our outstanding debt and lower our leverage. At September 30, 2021, the weighted average interest rate was 2.75% on our Term Loans. There were no amounts outstanding on the Revolver as of September 30, 2021.

In April 2021, we sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, were used to fund redemption and discharge of the $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) in full for $622.9 million, including redemption premiums of $16.9 million and accrued but unpaid interest of $6.0 million. See Note J - “Long-Term Obligations” in our Condensed Consolidated Financial Statements for additional information regarding the 5% Notes and 5-5/8% Notes.

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

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the nine months ended September 30, 2021, we did not repurchase shares under this authorization leaving approximately $141 million available for repurchase under this program.

In February 2021, our Board of Directors reinstated our quarterly dividend for 2021 and declared a dividend of $0.12 per share in the first, second and third quarters of 2021, which was paid to the Company’s shareholders. In October 2021, our Board of Directors declared a dividend of $0.12 per share, which will be paid to the Company’s shareholders on December 17, 2021.

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

Cash Flows

Cash provided by operations for the nine months ended September 30, 2021 totaled $324.1 million, compared to $88.9 million for the nine months ended September 30, 2020. The increase in cash provided by operations was primarily driven by increased operating profitability and proceeds from the sale of finance receivables.

Cash used in investing activities for the nine months ended September 30, 2021 was $73.4 million, compared to $40.0 million for the nine months ended September 30, 2020. The increase in cash used in investing activities in the current period relates primarily to cash used in acquisition and investment activity, partially offset by lower capital expenditures.

Cash used in financing activities was $348.7 million for the nine months ended September 30, 2021, compared to $80.8 million for the nine months ended September 30, 2020. The increase in cash used in financing activities was primarily due to higher debt repayments, dividend payments and debt extinguishment costs in the current year, partially offset by share repurchases in the prior year.

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

See Note L – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for further information regarding our guarantees.

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

See Note I – “Derivative Financial Instruments” in the Notes to Condensed Consolidated Financial Statements for further information regarding our derivatives and Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note L – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for more information regarding contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax, penalties and related interest.  We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting related to derivative financial instruments, refer to Note I – “Derivative Financial Instruments” in our Condensed Consolidated Financial Statements.

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

At September 30, 2021, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income.  Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2021 would have had approximately a $23 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in LIBOR and the U.S. prime rate. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At September 30, 2021, substantially all of our debt was fixed rate debt through the use of interest rate derivatives and the weighted average interest rate of our debt was 4.32%.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. During 2021, our manufacturing operations were adversely affected by material shortages and production delays as the continuity of supply was impacted by capacity constraints, global logistics disruptions, raw material shortages and Covid-related production downtime at certain component suppliers. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays through the remainder of 2021 and into 2022.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in these input costs, primarily steel, has adversely affected our financial performance. Additionally, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s duty draw-back mechanism.  If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw-back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure.  In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of September 30, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act.  Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation and other contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax (Brazilian state value-added tax), see Note L - “Litigation and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, except for the risk factors updated below:

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, and a variety of other commodities and fabricated or manufactured items. Increases in input costs and freight due to price inflation and global supply chain disruptions may adversely affect our financial performance. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw-back, our business or results of operation could be adversely affected.

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

While we have been able to mitigate a portion of the effects of tariffs through the U.S. government’s duty draw-back mechanism and from tariff exclusions, all tariff exclusions have expired. There is potential that some tariff exclusions may be reinstated, although this is uncertain. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw-back, our business or results of operations could be adversely affected.

The Coalition of American Manufacturers of Mobile Access Equipment, an alliance of mobile access equipment producers in the U.S. of which we are a member, is pursuing anti-dumping and countervailing cases against unfairly traded Chinese imports of mobile access equipment. While the U.S. Department of Commerce has issued in 2021 a countervailing and preliminary anti-dumping duty rate on mobile access equipment from China, these duties may not be enough to offset the subsidies provided by the Chinese government to Chinese mobile access equipment manufacturers. If additional duties are not imposed on imports of Chinese mobile access equipment and/or the duties are not finalized through affirmative final determinations, we may continue to operate at a disadvantage to Chinese manufacturers. This could result in reduced demand for our products in the U.S. and have an adverse effect on our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2021 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2021 - July 31, 2021	764	$44.58	—	$140,517
August 1, 2021 - August 31, 2021	1,014	$50.42	—	$140,517
September 1, 2021 - September 30, 2021	2,993	$45.10	—	$140,517
Total	4,771	$46.14	—	$140,517

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

10.1	Employment Letter from Terex Corporation signed by Julie A. Beck on October 8, 2021. *, ***

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	October 29, 2021	/s/ John D. Sheehan
John D. Sheehan
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2021	/s/ Stephen A. Johnston
Stephen A. Johnston
Chief Accounting Officer
(Principal Accounting Officer)