Form 10-K
period 2021-12-31
TEREX CORP
filed 2022-02-11
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2021
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3,235 million based on the last sale price on June 30, 2021.

Number of outstanding shares of common stock: 69.7 million as of February 8, 2022.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2021.
Forward-Looking Information
Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “will” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:
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
•consolidation within our customer base and suppliers;
•our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments and political instability;
•a material disruption to one of our significant facilities;
•our business is sensitive to government spending;
•our ability to integrate acquired businesses;
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
•exposure from providing credit support for some of our customers;
•we may experience losses in excess of recorded reserves;
•our business is global and subject to changes in exchange rates between currencies, commodity price changes, regional economic conditions and trade relations;
•our retention of key management personnel and skilled labor;
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

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2021

PART I

ITEM 1.    BUSINESS

GENERAL

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. Since that time, we have changed significantly, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. Today, Terex is a global manufacturer of aerial work platforms and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Terex products and solutions enable customers to reduce their environmental impact including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We continue to focus on becoming an industry leading operating company.

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

AERIAL WORK PLATFORMS

Our AWP segment designs, manufactures, services and markets aerial work platform equipment, utility equipment and telehandlers. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts, utility equipment (including digger derricks and insulated aerial devices) and telehandlers, as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of utility and telecommunication lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial work platform products principally under the Terex® and Genie® brand names.

AWP has the following significant manufacturing operations:

•Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Umbertide, Italy and Changzhou, China;
•Utility products are manufactured in Watertown and Huron, South Dakota and Changzhou, China; and
•Telehandlers are manufactured in Oklahoma City, Oklahoma, Umbertide, Italy and Monterrey, Mexico.

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

MATERIALS PROCESSING

Our MP segment designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use. We market our MP products principally under the Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarapids®, CBI®, Simplicity®, Franna®, Terex Ecotec®, Finlay®, Terex Washing Systems, Terex MPS, Terex Jaques®, Terex Advance®, ProStacktm, Terex Bid-Well®, MDStm and Terex Recycling Systems brand names and business lines.

MP has the following significant manufacturing operations:

•Mobile crushers are manufactured in Omagh, Northern Ireland;
•Mobile screens and washing systems are manufactured in Dungannon, Northern Ireland;
•Mobile crushers, mobile screens, base crushers, base screens, modular and wheeled crushing and screening plants, track conveyors, washing systems and pick and carry cranes are manufactured in Hosur, India;
•Modular, mobile and static crushing and screening equipment and base crushers are manufactured in Oklahoma City, Oklahoma;
•Static crushers and screens are manufactured in Subang Jaya, Malaysia;
•Crushing and screening equipment is manufactured in Durand, Michigan;
•Mobile crushers and crushing chambers are manufactured in Coalville, England;
•Wood processing, biomass and recycling equipment systems, mobile screens and tracked conveyors are manufactured in Campsie, Northern Ireland;
•Fabrications, sub-assemblies and steel kits are manufactured in Ballymoney, Northern Ireland;
•Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire;
•Material handlers are manufactured in Bad Schönborn, Germany;
•Concrete pavers are manufactured in Canton, South Dakota;
•Front discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana;
•Pick and carry cranes are manufactured in Brisbane, Australia;
•Rough terrain cranes are manufactured in Crespellano, Italy;
•Tower cranes are manufactured in Fontanafredda, Italy;
•Mobile crushers and mobile screens are manufactured in Jiading, China; and
•Mobile and static trommel screens are manufactured in Monaghan, Ireland.

We have North American distribution centers in Louisville, Kentucky and Southaven, Mississippi and service centers in Australia, Thailand, Turkey and Malaysia.

OTHER

We may assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist customers in the acquisition of our equipment. On a global basis, TFS facilitates financing transactions directly between (i) end-user customers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. Most of the transactions are fixed and floating rate loans; however, TFS also facilitates sales-type leases, operating leases and rentals. In addition, wholesale financing may be arranged between dealers and distributors who sell our equipment and financial institutions with which TFS has established relationships.

TFS continually monitors used equipment values of Terex equipment in the secondary market sales channels for all of our equipment categories. This provides a basis to project future values of equipment for the underwriting of leases or loans. These secondary market sales channels may also be used for re-marketing any equipment which is returned at end of lease, or is repossessed in case of a customer default. If equipment is received, TFS uses the resale channel which maximizes proceeds and/or mitigates risk for Terex and our funding partners.

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

See Note D – “Acquisitions and Discontinued Operations” in the Notes to Consolidated Financial Statements for further information regarding dispositions and our discontinued operations.

BUSINESS STRATEGY

Terex is a manufacturer of specialized capital equipment and related services. Our goal is to design, manufacture and market equipment and services that provide superior life-cycle return on invested capital to our customers (“Customer ROIC”). Customer ROIC is a key focus of our organization and is central to our ability to generate returns for investors.

We operate our Company based on our value system, “The Terex Way.” The Terex Way values shape the culture of our Company and reflect our collective commitment to and understanding of what it means to be a part of Terex. The Terex Way is based on six key values:

•Integrity: Integrity reflects honesty, ethics, transparency and accountability. We are committed to maintaining high ethical standards in all of our business dealings and we never sacrifice our integrity for profit.
•Respect: Respect incorporates concern for safety, health, teamwork, diversity, equity, inclusion and performance. We treat all our team members, customers and suppliers with respect and dignity.
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

Each business in our Company is unique, but all businesses are managed to a common set of expectations in three broad thematic areas, as defined by our “Execute, Innovate, Grow” operating framework.

The “Execute” theme involves expectations related to core operating processes and accountabilities. We expect our businesses to deploy processes that meet local needs while delivering a level of performance and predictability that is consistent with effective operations. These expectations are fulfilled differently by the various Terex businesses, but the core principles are the same. For example, our Genie business is managed to a defined set of processes that we call the Genie Business System. Our Materials Processing segment is managed to a similar set of processes that we call the MP Operating System. Both are key to delivering excellence across all functions within our operations. We feel that managing this way is key to appropriately balancing consistency and autonomy in our Company. Process discipline is important to efficient operation, but local control is important to the effectiveness with which business processes are implemented.

The “Innovate” theme focuses on purposeful development of step-change improvements in Terex offerings and in the efficiency with which these offerings are executed and supported. Innovation at Terex means doing things significantly better tomorrow than they have been done in the past by harnessing new thinking and applying technology in new and creative ways. Digitalization plays an important role in many of the innovations we pursue, but there are other aspects of this strategy that involve non-digital changes to the design of our products and improved ways of doing things.

The “Grow” theme is the outcome of doing “Execute” and “Innovate” well. We will successfully and profitably grow when we operate efficiently, apply new thinking in creating value for customers and take on new challenges through business investments (i.e. new category and geographic development). We also see a role for increased inorganic investment by adding scope or depth to our Company via acquisitions. We are actively building our inorganic investment pipeline, with an eye towards adding new dimensions to the Company portfolio and applying our skills as a manager of specialized machinery businesses in new and complementary domains.

Our Disciplined Capital Allocation approach remains an important part of our overall strategy, including maintenance of an optimal capital structure (~2.5 average net debt to EBITDA over the cycle), growth investments, restructuring investments and efficient return of capital to shareholders via dividends and share repurchases.

Successful pursuit of the “Execute, Innovate, Grow” strategy will shape the direction of our Company over the coming years. Terex is a diverse company that works collaboratively to deliver business performance efficiently and effectively. We balance the independence of our businesses with the benefits of total Company scale, which is central to how we manage our Company.

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

MATERIALS PROCESSING

MATERIALS PROCESSING EQUIPMENT. Materials processing equipment is used in processing aggregate materials for building applications and is also used in the quarrying, mining, construction, demolition, recycling, landscaping and biomass production industries. Our materials processing equipment includes crushers, screens, trommels and feeders, washing systems and conveyors as well as wood and biomass chippers and grinders, concrete mixers and pavers.

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

BACKLOG

Our backlog as of December 31, 2021 and 2020 was as follows (in millions):

	December 31,
	2021	2020
AWP	$1,955.8	$825.6
MP	1,034.0	523.4
Total	$2,989.8	$1,349.0

We define backlog as firm orders that are expected to be filled within one year, although there can be no assurance that all such backlog orders will be filled within that time. Our backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as ordered basis.

Our management views backlog as one of many indicators of the performance of our business. Because many variables can cause changes in backlog and these changes may or may not be of any significance, we consequently view backlog as an important, but not necessarily determinative, indicator of future results.

Our overall backlog amounts at December 31, 2021 increased $1,640.8 million from our backlog amounts at December 31, 2020, due to higher orders across all business segments as our customers have increased capital spending in response to an improving global economic outlook.

AWP segment backlog at December 31, 2021 increased approximately 137% from our backlog amounts at December 31, 2020. This increase from the prior year was driven by robust demand in all global markets as bookings continue to outpace billings.

MP segment backlog at December 31, 2021 increased approximately 98% from our backlog amounts at December 31, 2020. This increase from the prior year was driven primarily by higher demand across all MP businesses primarily in North America, Western Europe and Asia Pacific.

DISTRIBUTION

We distribute our products through a global network of independent distributors, rental companies and direct sales to customers.

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

MATERIALS PROCESSING

We distribute our products through a global network of independent distributors, rental companies and direct sales to customers.

RESEARCH, DEVELOPMENT AND ENGINEERING

We maintain engineering staff primarily at our manufacturing locations to conduct research, development and engineering for site-specific products. We have also established competency centers that support entire segments from single locations in certain fields such as control systems. Our businesses assess global trends to understand future needs of our customers and help us decide which technologies to implement in future development projects. In addition, our engineering center in India supports our engineering teams worldwide through new product design, existing product design improvement and development of products for local markets. Continually monitoring our materials, manufacturing and engineering costs is essential to identifying possible savings, which then enables us to leverage those savings to improve our competitiveness and our customers’ return on investment. Our research, development and engineering expenses are primarily incurred to develop (i) additional applications and extensions of our existing product lines to meet customer needs, such as the telematics application to remotely monitor and manage our products, and take advantage of growth opportunities, and (ii) customer responsive enhancements and continuous cost improvements of existing products.

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

With the increased global awareness and customer demand for products that are not powered by carbon-based fuels, we continue to develop and incorporate alternative power solutions within our different product lines. Across our product range depending on product and application, various solutions are being deployed including battery-electric, fuel-electric hybrid and plug-in hybrids. In parallel to this we continue to research and evaluate alternative fuel options that may become viable solutions for our products in the future.

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

COMPETITION

We face a competitive global manufacturing market for all of our products. We compete with other manufacturers based on many factors, particularly price, performance and product reliability. We generally operate under a best value strategy, where we attempt to offer our customers products designed to improve Customer ROIC. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite our product pricing or performance. We do not have a single competitor across our business segments. The following table shows the primary competitors, in alphabetical order, for our products in the following categories:

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Sumner, Vestil and Wesco

	Boom Lifts	Aichi, Dingli, Haulotte, JCB, Linamar (Skyjack), Oshkosh (JLG) and Xtreme/Tanfield (Snorkel)

	Scissor Lifts	Dingli, Haulotte, JCB, Linamar (Skyjack), LGMG, Manitou, Oshkosh (JLG) and Xtreme/Tanfield (Snorkel)

	Utility Equipment	Altec, Dur-A-Lift, Posi+ and Time Manufacturing

	Telehandlers	CNH, JCB, Manitou (Gehl), Merlo and Oshkosh (JLG, Skytrak, Caterpillar and Lull brands)

Materials Processing	Crushing & Screening Equipment	Astec Industries, Deere (Kleeman), Keestrack, Metso, Portafill, Sandvik and Rubble Master

	Washing Systems	Azfab, CDE Global, Matec, McLanahan, Metso, Phoenix Process Equipment, Superior and Weir/Trio

	Wood Processing, Biomass, Recycling Equipment and Trommels	Astec Industries, Bandit, Doppstadt, Eggersmann, Jenz, Komptech, Morbark and Vermeer

	Conveyors	Astec/Telestack, Deere (Kleeman), Edge, Metso/McCloskey, Puzzulona Thor, Superior and Weir/Trio

	Material Handlers	Atlas, Caterpillar, Liebherr and Sennebogen

	Concrete Pavers	Allen Engineering, Gomaco, Guntert & Zimmerman and Power Curbers

	Concrete Mixer Trucks	Kimble and Continental Manufacturing, McNeilus and Oshkosh

	Pick and Carry Cranes	Ace, Escorts, Humma and TIDD

	Rough Terrain Cranes	Kato, Liebherr, Link-Belt, Manitowoc (Grove), Sany, Tadano-Faun, XCMG and Zoomlion

	Tower Cranes	Comansa, Jaso, Liebherr, Manitowoc (Potain), Wolffkran, XCMG and Zoomlion

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2021. In 2021, our largest customer accounted for less than 5% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 24% of our consolidated net sales. A material portion of AWP net sales are to national rental companies.

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

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, and our Zero Harm Safety and Environmental culture, we are committed to providing a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner. Safety is a top priority, not only for our team members, but also our customers. Terex has a longstanding commitment to designing, manufacturing, and selling safe and efficient products. Our safety standards and practices are rigorous. We collaborate with customers to design features that help keep operators safe, improve working environments, and help maintain equipment uptime and utilization.

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

Use and operation of our equipment in an environmentally conscious manner is an important priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and market demand. We are active in the development of incorporating alternative power solutions within our different product lines. Globally, job site regulations have become increasingly stringent, requiring quieter equipment with lower or zero emissions. At the same time, for our Genie® equipment, more job sites are requiring machines capable of working both outdoors and indoors. Our customers want products that operate on battery electric and fuel-electric hybrid options. Many Genie® lift models offer all-electric or fuel-electric hybrid options that deliver quiet, emission-free performance, which is necessary for indoor working environments, as well as city centers with noise and emission restrictions. We offer crushers and screens that can operate from electrical power supply lines to help reduce the use of fuel. Hybrid solutions are also available on select utility aerial devices, cranes, and mixer trucks that use battery power to perform certain equipment functions without the engine running. Overall, we believe these developments are the leading edge of much greater change to the way equipment in the future will be powered. We have taken a lead on many of these developments within the industries we serve, and we will continue to evolve our approach to alternative, environmentally friendly equipment power as technical capabilities advance, solution economics improve, and customer demand for these solutions continues to increase.

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

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses. Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending. Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). Non-seasonal macro factors are also important and can surpass seasonal influences in importance in some years. Entering 2022, for example, we expect supply chain challenges to have greater influence on our sales than historical seasonal trends. As a result, in 2022, we expect sales to be highest in the second and third quarters, and expect our earnings generated in the second half of the year to be higher than the first half of the year.

WORKING CAPITAL

Our businesses are working capital intensive and require funding to purchase production and replacement parts inventories and expenditures to repair, replace and upgrade existing facilities. We have debt service requirements, including periodic interest payments on our outstanding debt. We believe cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets, will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this annual report. See Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities.

HUMAN CAPITAL MANAGEMENT

SAFETY

The safety of our team is our number one priority. At Terex, safety is an absolute way of life. We are committed to Zero Harm, and we expect all team members to be committed to safety and continuous improvement in this area. In 2016, Terex set the goals of reaching a 0.20 lost time injury rate and 1.00 total recordable injury rate by 2024. We have made good progress since 2016 when our lost time injury rate was 0.80 and our total recordable injury rate was 3.82. At the end of 2021, our lost time injury rate was 0.52 and our total recordable injury rate was 1.77. Our aspirational goal will always be zero injuries, but these goals represent milestones along our journey to Zero Harm.

TEAM MEMBER TALENT AND SUPPORT

Terex strives to attract, develop and retain the best people to be part of our team. We have a diverse and highly engaged global workforce. Capable, highly skilled and diverse team members are key to our ability to implement our “Execute, Innovate, Grow” strategy.

As of December 31, 2021, we had approximately 8,600 team members, including approximately 3,700 team members in the U.S. Approximately one percent of our team members in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our team members to be good and we provide mechanisms such as surveys and helplines for our team members to provide their perspectives. In 2021, 81% of team members participated in our company-wide global engagement survey. Safety remained the highest rated survey category and we received positive net promoter scores.

We have a robust talent review process in which we assess talent strengths and opportunity areas, matching our team members’ career aspirations with the needs of the business. We offer a wide range of training programs to support team members in their current roles and in achieving advancement opportunities. Our core curriculum of Terex Success Programs are designed for all of our team members from individual contributors to front line supervisors to managers and executives. These programs are grounded in The Terex Way values and help participants build key skills. Additional training programs are offered around specific topics such as Safety; Diversity, Equity and Inclusion (“DEI”); Technical Skills; and Financial Fundamentals.

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

Diversity in and of itself is not sufficient. We strive to be fair and impartial in our decisions, ensuring Equity within our workplace. By doing so, we create a sense of Inclusion and belonging for all our team members. We are committed to DEI so we can make Terex the kind of place where every team member feels valued, listened to and appreciated.

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

In 2020, we committed to expand our primary DEI focus areas to include race and ethnicity, to ensure that members of under-represented groups have a sense of belonging and can thrive within our organization. We intentionally defined our DEI aspirations, initially focusing on our U.S. workforce. We have set aspirations to increase the representation of non-majority team members in leadership, management, indirect manufacturing and indirect selling, general & administrative (“SG&A”) roles.

In 2021, we implemented actions to help achieve our aspirations, by creating a DEI governance structure that includes a DEI Governance Council; regional DEI Councils in the Americas, Europe, the Middle East, Africa and Russia (EMEAR) and Asia Pacific; our longstanding Women@Terex Steering Committee; and eight global Affinity Groups. The DEI Governance Council is sponsored by our Chief Executive Officer (“CEO”) and Chief Human Resources Officer; our regional councils have Executive Leadership Team (“ELT”) level sponsorship from our segment Presidents. Our DEI efforts are centered around recruitment, engagement, development and retention. We have completed training for our ELT, senior leadership, managers and the HR community. This training will be cascaded to our more junior managers and supervisors as well. We continue to develop tools and resources for use at the individual and site level to foster inclusion. For 2022, we are introducing a component to our annual incentive plan that will be focused on the achievement of specific DEI metrics.

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

Countries around the world have experienced, and may experience in the future, outbreaks of contagious diseases that affect public health. In March 2020, the World Health Organization declared COVID-19 a global pandemic and governmental authorities around the world implemented shelter-in-place orders, quarantines, social distancing requirements, travel bans and other similar governmental restrictions to reduce the spread of COVID-19. Although certain restrictions related to the COVID-19 pandemic have eased, uncertainty continues to exist regarding such measures and potential future measures. Efforts to combat the virus have been complicated by viral variants.

The COVID-19 pandemic has disrupted our operations and is expected to continue to negatively impact our operations in numerous ways. It has also negatively impacted the global economy, created significant volatility and disruption of financial markets and caused disruptions in our supply chains and logistics. The rapid increase in demand as the COVID-19 pandemic wanes has caused and is expected to continue to cause significant stress on global supply chains, resulting in parts and components shortages and/or inefficiencies in production. Current material and component shortages have limited and could continue to limit our ability to meet customer demand. Additionally, the COVID-19 pandemic adversely affected our workforce, with temporary factory closures, slowdowns, inefficiencies and restrictions on travel and transports, among other effects, thereby negatively impacting our operations. A significant percentage of global team members continue to work remotely, which can introduce operational and cybersecurity risks. Because working remotely has become more prevalent and accepted as a result of the COVID-19 pandemic, companies could determine that it will be acceptable for employees to work from their homes on a long-term basis, which could over time reduce demand for our products. We developed and implemented new health and safety protocols, business continuity plans and different scenario plans in an effort to try to mitigate the negative impact of the COVID-19 pandemic. Our management continues to remain focused on mitigating the impact of the COVID-19 pandemic, which has required a large investment of time and resources, which may delay other value-add initiatives.

It is not possible to accurately predict with any degree of certainty the impact of the COVID-19 pandemic on our operations going forward as the situation continues to remain fluid. Despite our efforts and numerous measures taken to manage the impacts of the COVID-19 pandemic, the full degree and extent to which it will ultimately affect our operational and financial performance will depend on uncertain future developments and factors beyond our control, including, but not limited to, the pace of the continued spread of the pandemic, the severity and ultimate duration of the pandemic, including any resurgences, mutations or variants, any governmental regulations or restrictions imposed in response to such, and the ultimate efficacy and distribution speed of approved vaccines and treatments. We expect that any further or prolonged disruptions to our global supply chain would adversely impact our operations, business results and financial condition. Such factors could also continue to adversely affect our customers’ financial condition, resulting in further reduced spending for our products and services. The longer the pandemic continues, the more likely that more of the foregoing risks may be realized.

The impact of the COVID-19 pandemic continues to evolve and its ultimate duration, severity and disruption to our business, customers and supply chain, and the related financial impact to us, cannot be accurately forecasted at this time. The impact of the COVID-19 pandemic may also continue to exacerbate other risks discussed below in this section Item 1A. Risk Factors, any of which could have a material effect on us. This situation continues to evolve and additional impacts may arise that we are not aware of currently.

We operate in a highly competitive industry.

Our industry is highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. To compete successfully, our products must excel in terms of quality, reliability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products. If we are unable to provide continued technological improvements in our equipment that meet our customers’ expectations, or the industry’s expectations, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis, particularly in developing markets, including China, India, Latin America, the Middle East and Africa. Failure to compete effectively could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

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

We have experienced, and in the future are likely to experience, significant disruption of the supply of some of our parts, materials, components and final assemblies that we obtain from suppliers or subcontractors. For example, the rapid increase in demand as the COVID-19 pandemic wanes has caused, and is expected to continue to cause, significant stress on global supply chains. As economies around the world have reopened in 2021, sharp increases in demand have created significant disruptions to the global supply chain, which have affected our ability to receive goods on a timely basis and at anticipated costs. Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Increases in input costs and freight due to price inflation and global supply chain disruptions may adversely affect our financial performance. Additionally, tariffs on certain Chinese origin goods may put pressure on input costs.

Global logistics network challenges include shortages of shipping containers, ocean freight capacity constraints, international port delays, trucking and chassis shortages, railway and air freight capacity, and labor availability constraints, which have resulted in delays, shortages of key manufacturing components, increased order backlogs, and increased transportation costs. We actively monitor and mitigate supply chain risk, but there can be no assurance that our mitigation plans will be effective to prevent disruptions that may arise from shortages of materials that we use in the production of our products. Uncertainties related to the magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook. If we are unable to recover a substantial portion of increased costs from our customers and suppliers, or through duty draw-back, our business or results of operations could be adversely affected.

In addition, we purchase material and services from our suppliers on terms extended based on our overall credit rating. Deterioration in our credit rating may impact suppliers’ willingness to extend terms and in turn accelerate cash requirements of our business.

Consolidation within our customer base and suppliers may negatively impact our pricing and product margins.

Over the last few years, some of our larger customers have been actively growing through acquisitions. This consolidation has increased the concentration of our largest customers, resulting in increased pricing pressure from our customers. Should our larger customers continue to grow through acquisitions, their buying influence may grow and negatively impact our negotiating leverage. Some of our suppliers have undergone a similar process of consolidation. The consolidation of our largest suppliers has resulted in limited sources of supply for certain parts and components and increased cost pressures from our suppliers. Any future consolidation of our customer base or our suppliers could negatively impact our business, financial condition, results of operations and cash flows. If this trend in customer and supplier consolidation continues, it could have an unfavorable impact on our pricing and product margins.

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:

•trade protection measures and currency exchange controls;
•labor unrest;
•global and regional economic conditions;
•the United Kingdom’s (“U.K.”) departure from the European Union (“E.U.”);
•political instability;
•terrorist activities and the U.S. and international response thereto;
•restrictions on the transfer of funds into or out of a country;
•export duties and quotas;
•domestic and foreign customs and tariffs;
•current and changing regulatory environments;
•difficulties protecting our intellectual property;
•transportation delays and interruptions;
•costs and difficulties in integrating, staffing and managing international operations, especially in developing markets such as China, India, Latin America, the Middle East and Africa;
•difficulty in obtaining distribution support;
•natural disasters; and
•current and changing tax laws.

In addition, many of the nations in which we operate have developing legal and economic systems adding greater uncertainty to our operations in those countries than would be expected in North America, Western Europe and certain Asia Pacific markets. These factors may have an adverse effect on our international operations in the future.

We continue to focus on operational improvement in developing markets such as China, India, Latin America, the Middle East and Africa. These efforts will require us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist. Any significant difficulties in continuing to improve or expand our operations in developing markets may divert management’s attention from our existing operations and require a greater level of resources than we plan to commit.

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

From time to time, we may engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated acquisitions in the past and anticipate making additional acquisitions in the future. Our ability to realize the anticipated benefits of any purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate any acquired businesses. The risks associated with integrating acquired businesses include:

•the business culture of the acquired business may not match well with our culture;
•technological and product synergies, economies of scale and cost reductions may not occur as expected;
•we may acquire or assume unexpected liabilities;
•faulty assumptions may be made regarding the acquisition and integration process;
•unforeseen difficulties may arise in integrating operations and systems;
•we may fail to retain, motivate and integrate key management and other employees of the acquired business; and
•we may experience problems in retaining customers.

The successful integration of any newly acquired business also requires us to implement effective internal control processes in these acquired businesses. We cannot ensure that any newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned. Any of the foregoing could adversely affect our business and results of operations. If we fail to successfully integrate any acquired business, this could have an adverse effect on our business, financial condition and results of operations.

Financial and General Economy Risks

Our business is affected by the cyclical nature of markets we serve.

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. As discussed under the risk factor titled, “Global public health pandemics, such as the COVID-19 pandemic, have adversely impacted and may continue to adversely impact our business, results of operations and financial condition and the ultimate impact will depend on future developments, which remain uncertain,” the COVID-19 pandemic negatively impacted the global economy and significantly increased economic and demand uncertainty. While we are expecting to experience sales growth in 2022, we cannot provide any assurance the global economic weakness of the recent past will not recur. As discussed under the risk factor titled, “We are dependent upon third-party suppliers, making us vulnerable to supply shortages and price increases,” the supply chain is currently constrained, and if we are not able to receive parts and components on a timely basis and at anticipated costs, we may not achieve the growth we expect in sales or profitability. If our customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, receivables that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flow.

Our sales depend in part upon our customers’ replacement or repair cycles, which are impacted in part by historical purchase levels. We are coming through a period during which global economic conditions and key commodity prices rapidly and significantly declined, and if economic conditions in the U.S. and other key markets do not show continued improvement, we may experience negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments. We have taken a number of steps, and will continually review our operations, to reduce our costs. There can be no assurance, however, that these steps will mitigate the negative impact of a possible deterioration in economic conditions.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. As of December 31, 2021, we are in compliance with the financial covenants. However, increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

Our level of debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates. In addition, our credit agreement indebtedness may use LIBOR as a benchmark for establishing our interest rate. While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point which may impact our interest expense. Our credit agreement provides for any changes away from LIBOR to a successor rate to be based on prevailing or equivalent standards, however, the replacement of LIBOR may result in fluctuating interest rates that may have a negative impact on our interest expense and our profitability. Consequences of these developments cannot be entirely predicted, but could include an increase in the cost of our credit agreement indebtedness.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2021, there can be no assurance this will continue to occur.

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

We rely on sales of our products to generate cash from operations. Significant portions of our sales are financed by third-party finance companies on behalf of our customers. The availability of financing by third parties is affected by general economic conditions, credit worthiness of our customers and estimated residual value of our equipment. Deterioration in credit quality of our customers or estimated residual value of our equipment could negatively impact the ability of our customers to obtain resources they need to purchase our equipment. There can be no assurance third-party finance companies will continue to extend credit to our customers.

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

We are exposed to losses from providing credit support to some of our customers.

We may assist customers in their rental, leasing and acquisition of our products by facilitating financing transactions directly between (i) end-user customers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. The expectation of losses or non-performance is assessed based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. Our maximum liability is generally limited to our customer’s remaining payments due to the third-party financial institutions at the time of default. In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us.

During periods of economic weakness, collateral underlying our guarantees of indebtedness of customers can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers were to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Historically, losses related to guarantees have been immaterial; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

We may experience losses in excess of our recorded reserves for receivables.

We evaluate the collectability of our receivables based on consideration of a customer’s payment history, leverage, availability of third-party financing, political and foreign exchange risks, and other factors. Recorded reserves represent our estimate of current expected credit losses on existing receivables and are determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. An unexpected change in customer financial condition or future economic uncertainty could result in additional requirements for specific reserves, which could have a negative impact on our consolidated financial position.

We are subject to currency fluctuations.

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Australian Dollar and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures. Despite our efforts to partially hedge our anticipated exposures, currency fluctuations may impact our financial performance in the future.

Human Capital Risks

We rely on key management and skilled labor, and we may be unable to attract and retain qualified team members.

We rely on the management and leadership skills of our senior management team, particularly those of the Chief Executive Officer. The loss of the services of key employees or senior officers, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

Our ability to expand or maintain our business depends on our ability to hire, train and retain team members with the skills necessary to understand and adapt to the continuously developing needs of our customers. Efforts to attract talent to fill open roles in light of recent constrained labor availability may take more time than in the past and may cost us significantly more than in recent years. Moreover, the constrained labor conditions may mean that retention of existing talent may require significant additional pay and incentives. If we fail to attract, motivate, train and retain qualified personnel, or if we experience excessive turnover, we may experience declining sales, manufacturing delays or other inefficiencies, increased recruiting, training and relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel is intense and we may not be successful in attracting or retaining qualified personnel, which could negatively impact our business.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2021, we employed approximately 8,600 people worldwide. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

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

We must comply with all applicable laws, including the Foreign Corrupt Practices Act and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct corruption risk assessments, have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and perform reputational due diligence on certain third parties that transact Terex business. In addition, we conduct transaction testing to assess compliance with our internal anti-corruption policy and procedures. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event we believe or have reason to believe our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated our anti-corruption policy or applicable anti-corruption laws, we investigate or have outside counsel investigate relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business and results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations imposed by the SEC.”

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

Each business in our Company is unique, but all businesses are managed to the “Execute, Innovate, Grow” operating framework. This is part of our continuing strategy to deliver long-term growth and earnings to our shareholders. We have made, and continue to make, significant investments in these strategic initiatives. However, we cannot provide any assurance that we will be able to realize the full anticipated benefits of these initiatives. Although “Execute, Innovate, Grow” is expected to improve future operating margins and revenue growth, if we are unable to achieve expected benefits from these initiatives or are unable to complete them without material disruption to our businesses, the timing and amount of benefits may not be as expected and could adversely impact the Company’s competitive position, financial condition, profitability and/or cash flows.

Information Technology Risks

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

The current cyber threat environment indicates increased risk for all companies. In addition, we could be impacted by cyber threats, disruptions or vulnerabilities of our customers and suppliers. Like other global companies, we have experienced cyber threats and incidents in our systems and those of our third-party providers, and we have experienced viruses and attacks targeting our information technology systems and networks, although none have had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, identification and protection of critical assets, insider risk, third-party risk and cyber defense operations. While these measures are designed to reduce the risk of a breach or failure of our information technology systems, no security measures or countermeasures can guarantee that the Company will not experience a significant information security incident in the future.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of December 31, 2021, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 7 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Norwalk, Connecticut (1)	MP	Louisville, Kentucky
	Schaffhausen, Switzerland (1)		Durand, Michigan
Multiple Business Segments	Southaven, Mississippi (1)		Coalville, England
	Oklahoma City, Oklahoma		Hosur, India
AWP	Moses Lake, Washington (1)		Subang Jaya, Malaysia (1)
	North Bend, Washington (1)		Ballymoney, Northern Ireland
	Redmond, Washington (1)		Campsie, Northern Ireland
	Bothell, Washington (1)		Dungannon, Northern Ireland (1)
	Changzhou, China		Omagh, Northern Ireland (1)
	Umbertide, Italy		Newton, New Hampshire
	Darra, Australia (1)		Canton, South Dakota
	Watertown, South Dakota		Fort Wayne, Indiana
	Huron, South Dakota		Bad Schönborn, Germany
	Monterrey, Mexico		Brisbane, Australia (1)
Crespellano, Italy
Fontanafredda, Italy
Monaghan, Republic of Ireland
Jiading, China

(1)These facilities are either partially or fully leased or subleased.
We also have numerous owned or leased locations for new machine and parts sales, distribution and service located worldwide.

We believe the properties listed above are suitable and adequate for our use. From time to time, we may determine that certain of our properties exceed our requirements. Such properties may be sold, leased or utilized in another manner.

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract with retained liability to us or deductibles. We believe the outcome of such matters, individually and in aggregate, will not have a material adverse effect on our consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities which could have a material adverse effect on our results of operations.

For information regarding litigation and other contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax (Brazilian state value-added tax), see Note N – “Litigation and Contingencies,” in the Notes to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Common Stock is listed on the New York Stock Exchange under the symbol TEX. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In February 2022, Terex’s Board of Directors declared a dividend of $0.13 per share, which will be paid to our shareholders on March 21, 2022. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 8, 2022, there were 538 stockholders of record of our Common Stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our Common Stock, the Standard & Poor’s 500 Stock Index and the Peer Group (as defined below) for the period commencing December 31, 2016 through December 31, 2021. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Peer Group are weighted by market capitalization.

The Peer Group consists of the following companies that are in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Carlisle Companies Inc., Crane Company, Dana Incorporated, Dover Corporation, Flowserve Corporation, Hubbell Inc., Lennox International Inc., The Manitowoc Company, Inc., Meritor Inc., Oshkosh Corporation, Pentair Ltd., Rockwell Automation, Inc., Roper Technologies Inc., Timken Company, Trinity Industries Inc. and Westinghouse Air Brake Technologies Corporation.

	12/16	12/17	12/18	12/19	12/20	12/21
Terex Corporation	100.00	154.28	89.15	97.78	115.25	146.60
S&P 500	100.00	121.83	116.49	153.17	181.35	233.41
Peer Group	100.00	131.59	112.18	153.68	173.42	220.65
Copyright© 2022 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2021 of our Common Stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2021 – October 31, 2021	1,466	$43.64	—	$140,517
November 1, 2021 – November 30, 2021	976	$45.98	—	$140,517
December 1, 2021 – December 31, 2021	31,423	$41.44	28,688	$139,334
Total	33,865	$41.67	28,688	$139,334
(1)Amount includes shares of Common Stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In July 2018, our Board of Directors authorized and the Company publicly announced the repurchase of up to an additional $300 million of the Company’s outstanding common shares.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of aerial work platforms and materials processing machinery. We design, build and support products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Terex products and solutions enable customers to reduce their environmental impact including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We report our business in the following segments: (i) AWP and (ii) MP.

Further information about our reportable segments appears below and in Note B – “Business Segment Information” in the Notes to Consolidated Financial Statements.

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

Non-GAAP measures we may use include translation effect of foreign currency exchange rate changes on net sales, gross profit, SG&A costs and operating profit, as well as the net sales, gross profit, SG&A costs and operating profit excluding the impact of acquisitions and divestitures.

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2022 outlook for earnings per share is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full year 2022 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

Our strategic operational priorities of execution, innovation, and growth continue to make excellent progress and strengthened our business operations in 2021. We proactively managed supply chain disruptions and aggressively managed SG&A costs. We also improved Genie’s future cost competitiveness as our temporary Mexico facility is now producing telehandlers and continues to ramp-up.

We also continue to innovate so our products and services offer the features and benefits that provide value to our customers. We introduced new products including environmental and recycling solutions in MP, new electric offerings in Genie, and electric grid maintenance products in Utilities. We also continued to invest in connected assets and digital capabilities, such as customer dealer integration and telematics across the enterprise to better serve customers.

Organic and inorganic growth continues to be a focus. In 2021, we expanded production capabilities of mobile crushing and screening equipment in China and Northern Ireland, completed a bolt-on acquisition, purchasing a heavy duty trommels business that broadens our product offerings, and continued expansion of service facilities for our Utilities customers.

Our performance in 2021 reflected strong improvement in the business and good execution by our team members in a dynamic and challenging environment. Net sales of $3.9 billion were up 26% year-over-year as end-markets recovered. SG&A spending was $42 million lower year-over-year at 11% of net sales, beating our 12.5% target. Operating margin of 8.4% expanded 620 basis points due to higher sales and strict expense discipline. This led to earnings per share (“EPS”) increasing significantly from $0.13 in 2020 to $3.07 in 2021.

Overall, 2021 demonstrated the resilience of our businesses and team members to deliver improving results throughout the year against a challenging backdrop. Like most other industrial companies, we faced shortages and cost pressures from materials, logistics, freight and labor. These headwinds became more pronounced as the year developed, particularly in the fourth quarter, and have constrained our growth in the short-term. We took pricing actions, but they were not sufficient to offset significant material and logistics inflation in the back half of 2021.

Our AWP segment’s 2021 net sales were up 22% from the prior year driven by continued strong demand in all our global markets. For our Genie business globally, rental rates are improving, used equipment pricing is strong and fleet utilization remains robust which are all positive signs of a strengthening aerials rental industry. We are also continuing to see positive indicators for non-residential investment. The utilities market also improved significantly with demand strong across its end-markets of tree care, rental and investor-owned utilities. We are also experiencing strong growth in our Utilities parts and services business. AWP delivered significantly improved operating margins in the year, driven by increased production and aggressively managing all costs. This improvement was despite the current global supply chain dynamics which impacted our operations in AWP in the second half of the year through reduced efficiency in our manufacturing facilities as well as higher material, logistics and labor costs. We expect end market demand to remain strong into 2022 as demonstrated by AWP’s backlog, which is up 137% compared to the prior year. As a result, we anticipate net sales between $2.3 billion and $2.4 billion and an operating margin between 7.8% and 8.5% in 2022. We expect significantly higher input costs peaking in the first quarter with pricing realization improving through the year.

Our MP segment’s 2021 net sales were up 35% from the prior year driven by strong customer sentiment across all end-markets and geographies. MP has been aggressively managing all elements of cost as end-markets improve resulting in a 14% operating margin for the year. We expect global demand for crushing and screening equipment to continue to grow. Broad-based economic growth, construction activity and aggregates consumption are the primary market drivers. We are also seeing strong markets for the concrete mixer truck, material handling and environmental businesses. Customer sentiment continues to improve and we are encouraged by MP’s backlog, which is up 98% compared to the prior year period. As a result, we anticipate net sales between $1.8 billion and $1.9 billion and an operating margin between 14.0% and 14.5% in 2022, although we expect the first quarter will be challenged by supply constraints.

In 2021, our largest market remained North America, which represented approximately 55% of our global sales. As compared to the prior year period, our sales were up double digits in every major geography.

Throughout 2021, our team members remained vigilant and aggressively managed all costs generating $125 million of free cash flow in the year. As of December 31, 2021, we had $867 million in available liquidity, with no near-term debt maturities. Our strong liquidity position and cash generation allowed us to repay $503 million of debt in 2021. We also continued to invest in the business in 2021 with $60 million of capital expenditures across our businesses. We believe we have ample liquidity to meet our business plans. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong for our products and services. However, we are operating in a very challenging supply chain and logistics environment along with the continued impacts of a pandemic, so our results could change negatively or positively. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks associated with supply chain disruptions and COVID-19. As a result, we currently expect 2022 EPS to be between $3.55 and $4.05, on net sales between $4.1 billion and $4.3 billion. Our outlook assumes pricing actions along with manufacturing efficiencies will offset cost pressures and that supply chain headwinds will abate in the second half of the year.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by one minus the full year 2021 effective tax rate (“Effective Tax Rate”).

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

Furthermore, we believe return on capital deployed in TFS do not represent our primary operations and, therefore, TFS Assets and results from operations have been excluded from the Non-GAAP Measures. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our primary businesses, excluding TFS, as opposed to another metric such as return on stockholders’ equity that only incorporates book equity, and is thus a more accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2021 was 19.0%.

Amounts described below are reported in millions of U.S. dollars, except for the Effective Tax Rate. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec '21	Sep '21	Jun '21	Mar '21	Dec '20
Effective Tax Rate	17.6%	17.6%	17.6%	17.6%
Income (loss) from operations as adjusted	$70.0	$74.9	$117.3	$55.4
Multiplied by: 1 minus Effective Tax Rate	82.4%	82.4%	82.4%	82.4%
Adjusted net operating income (loss) after tax	$57.7	$61.7	$96.7	$45.6
Debt	$674.1	$893.4	$894.2	$979.2	$1,173.8
Less: Cash and cash equivalents as adjusted	(266.9)	(558.2)	(547.5)	(577.8)	(670.1)
Debt less Cash and cash equivalents as adjusted	407.2	335.2	346.7	401.4	503.7
Stockholders’ equity as adjusted	1,097.0	1,037.5	1,015.5	918.9	806.8
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$1,504.2	$1,372.7	$1,362.2	$1,320.3	$1,310.5

December 31, 2021 ROIC	19.0%
NOPAT as adjusted (last 4 quarters)	$261.7
Average Debt less Cash and cash equivalents plus Stockholders’ equity, as adjusted (5 quarters)	$1,374.0

	Three months ended 12/31/21	Three months ended 9/30/21	Three months ended 6/30/21	Three months ended 3/31/21
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$69.8	$74.2	$122.5	$61.5
Adjustments:
(Income) loss from TFS	0.2	0.7	(5.2)	(6.1)
Income (loss) from operations as adjusted	$70.0	$74.9	$117.3	$55.4

	As of 12/31/21	As of 9/30/21	As of 6/30/21	As of 3/31/21	As of 12/31/20
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$266.9	$553.2	$542.2	$572.9	$665.0
Cash and cash equivalents - assets held for sale	—	5.0	5.3	4.9	5.1
Cash and cash equivalents as adjusted	$266.9	$558.2	$547.5	$577.8	$670.1

Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$1,109.6	$1,050.7	$1,033.9	$946.1	$921.5
TFS Assets	(3.3)	(3.7)	(8.3)	(21.4)	(113.9)
Effects of adjustments, net of tax:
(Income) loss from TFS	(9.3)	(9.5)	(10.1)	(5.8)	(0.8)
Stockholders’ equity as adjusted	$1,097.0	$1,037.5	$1,015.5	$918.9	$806.8

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Exhibit 15 (a) (1) and (2) Financial Statements and Financial Statement Schedules of this Annual Report on Form 10-K. This section of our Annual Report on Form 10-K generally discusses 2021 and 2020 and provides a year-over-year comparison of 2021 and 2020. Discussions of 2019 and year-over-year comparison of 2020 and 2019 are not included in this document and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2020.

Consolidated

	2021		2020		2019
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2021 vs 2020
	($ amounts in millions)
Net sales	$3,886.8	—	$3,076.4	—	$4,353.1	—	26.3%
Gross profit	757.4	19.5%	539.3	17.5%	887.8	20.4%	40.4%
SG&A	429.4	11.0%	470.9	15.3%	552.8	12.7%	(8.8)%
Income (loss) from operations	328.0	8.4%	68.4	2.2%	335.0	7.7%	379.5%

Net sales for the year ended December 31, 2021 increased $810.4 million when compared to 2020. The increase in net sales was primarily due to higher demand for aerial work platforms, materials processing equipment, material handlers, concrete mixer trucks, cranes and utility equipment. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $95 million. Customer sentiment in both segments continues to improve as equipment is being utilized and ordered as end-market demand strengthens.

Gross profit for the year ended December 31, 2021 increased $218.1 million when compared to 2020. The increase was primarily due to higher sales volume, improved manufacturing efficiency, price realization and the positive impact of changes in foreign exchange rates, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain and labor availability constraints.

SG&A costs for the year ended December 31, 2021 decreased $41.5 million when compared to 2020. The decrease was primarily due to cost management actions taken across all areas of our business, including right-sizing our workforce and reduced discretionary spending, partially offset by the negative impact of changes in foreign exchange rates.

Income from operations increased by $259.6 million for the year ended December 31, 2021 when compared to 2020. The increase was primarily due to higher sales volume, SG&A cost management, improved manufacturing efficiency, price realization and the positive impact of changes in foreign exchange rates, partially offset by increases in material, labor and freight costs.

Aerial Work Platforms

	2021		2020		2019
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2021 vs 2020
	($ amounts in millions)
Net sales	$2,178.8	—	$1,782.9	—	$2,726.6	—	22.2%
Income from operations	152.1	7.0%	0.5	—%	196.2	7.2%	*
* Not a meaningful percentage

Net sales for the AWP segment for the year ended December 31, 2021 increased $395.9 million when compared to 2020 primarily due to higher demand driven by fleet replacement and end-market growth for aerial work platforms in North America, Western Europe and China. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $42 million.

Income from operations for the year ended December 31, 2021 increased $151.6 million when compared to 2020 primarily due to higher sales volume, improved manufacturing efficiency, price realization, SG&A cost management and the positive effects of foreign exchange rate changes, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain and labor availability constraints.

Materials Processing

	2021		2020		2019
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2021 vs 2020
	($ amounts in millions)
Net sales	$1,691.8	—	$1,256.8	—	$1,602.6	—	34.6%
Income from operations	240.9	14.2%	143.4	11.4%	227.9	14.2%	68.0%

Net sales for the MP segment increased by $435.0 million for the year ended December 31, 2021 when compared to 2020 primarily due to robust end-market demand for aggregates and cranes in all major geographies, material handlers in North America and Western Europe, and concrete mixer trucks and environmental equipment in North America. Net sales were positively impacted by the effects of foreign exchange rate changes of approximately $53 million.

Income from operations for the year ended December 31, 2021 increased $97.5 million when compared to 2020 primarily due to higher sales volume, price realization and the positive effects of foreign exchange rate changes, partially offset by material, labor and freight cost inflation due to disruptions in the supply chain and labor availability constraints.

Corporate and Other / Eliminations

	2021		2020		2019
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2021 vs 2020
	($ amounts in millions)
Net sales	$16.2	—	$36.7	—	$23.9	—	(55.9)%
Loss from operations	(65.0)	*	(75.5)	*	(89.1)	*	13.9%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue, partially offset by lower intercompany sales eliminations.

Loss from operations for the year ended December 31, 2021 decreased $10.5 million when compared to 2020. The decrease in operating loss is primarily due to SG&A cost management, gains on the sale of assets and a reserve release in the current period for a specific finance receivable reserve recorded in 2020, partially offset by lower revenue.

Other

	2021	2020	2019
				% Change in Reported Amounts 2021 vs 2020
	($ amounts in millions)
Interest (expense), net of interest income	$(47.8)	$(62.3)	$(81.4)	(23.3)%
Loss on early extinguishment of debt	(29.4)	—	—	*
Other income (expense) – net	13.0	4.9	(6.1)	(165.3)%
(Provision for) benefit from income taxes	(46.3)	(2.0)	(37.8)	*
Income (loss) from discontinued operations – net of tax	—	(0.4)	(155.4)	*
Gain (loss) on disposition of discontinued operations – net of tax	3.4	(19.2)	0.1	117.7%
* Not a meaningful percentage

Interest Expense, Net of Interest Income

During the year ended December 31, 2021, our interest expense, net of interest income, was $47.8 million, or $14.5 million lower than in 2020 due to a decrease in average borrowings and lower rates.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2021, we recorded a loss on early extinguishment of debt of $29.4 million related to refinancing of a significant portion of our capital structure and prepayment of term loans.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2021 was income of $13.0 million, compared to $4.9 million in 2020, an increase of $8.1 million. The increase in income was primarily due to a gain related to the early termination of a lease, partially offset by a positive post-closing adjustment in 2020 related to the settlement of our U.S. defined benefit pension plan in 2018 and lower foreign exchange rate translation gains and mark-to-market gains on investments in the current year compared to the prior year.

Income Taxes

During the year ended December 31, 2021, we recognized income tax expense of $46.3 million on income of $263.8 million, an effective tax rate of 17.6%, as compared to income tax expense of $2.0 million on income of $11.0 million, an effective tax rate of 18.2%, for the year ended December 31, 2020. The lower effective tax rate for the year ended December 31, 2021 when compared to the year ended December 31, 2020 is primarily due to U.S. tax on foreign income and certain discrete items, partially offset by geographic mix and the 2020 benefit of the Coronavirus Aid, Relief, and Economic Security Act.

Gain (Loss) on Disposition of Discontinued Operations – Net of Tax

During the years ended December 31, 2021 and 2020, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $3.4 million and $(19.2) million, respectively. The gain in the current year period primarily related to our prior dispositions of our mobile cranes and MHPS businesses. The loss in the prior year primarily related to a settlement on cash, debt, working capital and certain other items related to the prior disposition of our mobile cranes business.

CRITICAL ACCOUNTING ESTIMATES

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

Inventories – In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or net realizable value (“NRV”). These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on historical experience and actual orders received. Our judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserves based on identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we may revise estimates that were used to calculate our inventory reserves.

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

Guarantees – We may assist customers in their rental, leasing and acquisition of our products by facilitating financing transactions directly between (i) end-user customers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. The expectation of losses or non-performance is assessed based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. Our maximum liability is generally limited to our customer’s remaining payments due to the third-party financial institutions at the time of default. In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us. Reserves are recorded for expected loss over the contractual period of risk exposure.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in used equipment markets at the time of loss. See Note N – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for further information regarding our guarantees.

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

Accounts Receivable and Allowance for Doubtful Accounts – Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is our estimate of current expected credit losses on existing accounts receivable and determined based on historical customer assessments, current financial conditions and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines it is expected the receivable will not be recovered. There can be no assurance that our estimate of accounts receivable collection will be indicative of future results.

Goodwill – We test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our annual impairment test date is the first day of our fiscal fourth quarter.

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

Defined Benefit Plans – Pension benefits represent financial obligations that will be ultimately settled in the future with employees who meet eligibility requirements. We maintain defined benefit plans in France, Germany, India, Switzerland and the U.K. for some of our subsidiaries, as well as a nonqualified Supplemental Executive Retirement Plan in the U.S. (“U.S. SERP”). In Italy and Mexico, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. We have several non-pension post-retirement benefit programs, including health and life insurance benefits to certain former salaried and hourly employees.

Plan assets consist primarily of fixed income and equity securities. For non-U.S. funded plans, approximately 70% of the assets are in fixed income securities, 27% are in equity securities and 3% are in real estate securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

Determination of defined benefit pension and post-retirement plan obligations and their associated expenses requires use of actuarial valuations to estimate the benefits employees earn while working, as well as the present value of those benefits. We use the services of independent actuaries to assist with these calculations. Inherent in these valuations are economic assumptions, including expected returns on plan assets and discount rates at which liabilities may be settled. The actuarial assumptions used may differ materially from actual results due to changing market and economic conditions, higher or lower turnover rates, or longer or shorter life spans of participants. Actual results that differ from the actuarial assumptions used are recorded as unrecognized gains and losses. Unrecognized gains and losses that exceed 10% of the greater of the plan’s projected benefit obligations or the market-related value of assets are amortized to earnings over the shorter of the estimated future service period of the plan participants or the period until any anticipated final plan settlements. The assumptions used in the actuarial models are evaluated periodically and are updated to reflect experience. We believe the assumptions used in the actuarial calculations are reasonable and are within accepted practices in each of the respective geographic locations in which we operate.

Expected long-term rates of return on pension plan assets were 4.00% for the U.K. plan and 1.25% for the Swiss plan at December 31, 2021. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at the December 31 measurement date is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates were 2.80% for the U.S. SERP and 0.20% to 6.85% with a weighted average of 1.93% for non-U.S. plans at December 31, 2021. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rates are used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

The U.S. SERP has no expected rate of compensation increase as all participants have retired or have a terminated vested benefit payable in the future. Our U.K. pension plan is frozen so there is no expected rate of compensation increase; however, other non-U.S. plans’ expected rates of compensation increases were 1.25% to 8.00%. The weighted average of the rates for all non-U.S. plans is 0.18% at December 31, 2021. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the net underfunded status of our defined benefit pension plans as a liability partially offset by an asset and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The net decrease in the net liability and increased funded status of $24.1 million was due primarily to changes in assumptions from the previous year, primarily increases in discount rates and returns on our plan assets.

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

We expect any future obligations under our plans that are not currently funded to be funded by future cash flows from operations. If our contributions are insufficient to adequately fund the plans to cover our future obligations, or if the performance of assets in our plans does not meet expectations, or if our assumptions are modified, contributions could be higher than expected, which would reduce cash available for our business. Changes in U.S. or foreign laws governing these plans could require additional contributions.

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2021 (in millions):

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
U. S. Plan:
Net pension expense	$—	$—	$—	$—
Projected benefit obligation	$(1.4)	$—	$1.4	—

Non-U.S. Plans:
Net pension expense (benefit)	$0.2	$(0.4)	$(0.2)	$0.4
Projected benefit obligation	$(5.6)	$—	$5.9	—

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

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing uncertain tax positions. Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take. Our practice is to file income tax returns that conform to requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties, in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Given the continued changes and complexity in worldwide tax laws, coupled with our geographic scope and size there may be greater exposure to uncertain tax positions. Given the subjective nature of applicable tax laws, results of an audit of some of our tax returns could have a significant impact on our consolidated financial statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a summary of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At December 31, 2021, we had cash and cash equivalents of $266.9 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $867 million. During the year ended December 31, 2021, our liquidity decreased by approximately $250 million from December 31, 2020 primarily due to reducing outstanding debt by approximately $503 million and investing in our strategic priorities, partially offset by cash generated from operations, the expiration of a $150 million minimum liquidity requirement and proceeds of approximately $99 million from the sale of finance receivables.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2024 and we have increased our focus on internal cash flow generation. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this annual report. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

We had free cash flow of $125.0 million for the year ended December 31, 2021.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2021
Net cash provided by (used in) operating activities	$293.4
Increase (decrease) in TFS assets	(110.6)
Capital expenditures, net of proceeds from sale of capital assets	(57.8)
Free cash flow	$125.0

Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2021, we sold, without material recourse, approximately $527 million of trade accounts receivable to enhance liquidity. During the year ended December 31, 2021, we also sold approximately $96 million of sales-type leases and commercial loans.

Working capital as a percent of trailing three month annualized net sales was 19.1% at December 31, 2021.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2021 (in millions):

Three months ended 12/31/2021
Net Sales	$990.1
x	4
Trailing Three Month Annualized Net Sales	$3,960.4

As of 12/31/21
Inventories	$813.5
Trade Receivables	507.7
Trade Accounts Payable	(537.7)
Customer Advances	(25.4)
Working Capital	$758.1

On January 31, 2017, we entered into a credit agreement which was subsequently amended to include (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024 (the “Term Loans”). On April 1, 2021, we entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, which maturity will spring forward to November 1, 2023 if the principal outstanding under the Term Loans is not repaid or the maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of the London Interbank Offered Rate (“LIBOR”) as a benchmark rate. See Note J – “Long-Term Obligations” in our Consolidated Financial Statements for additional information regarding the Credit Agreement.

Borrowings under the Credit Agreement as of December 31, 2021 were $77.8 million, net of discount, on our Term Loans. During the year ended December 31, 2021, we prepaid approximately $500 million of our Term Loans prior to their maturity date to reduce our outstanding debt and lower our leverage. At December 31, 2021, the weighted average interest rate was 2.75% on our Term Loans. There were no amounts outstanding on the Revolver as of December 31, 2021.

In April 2021, we sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, were used to fund redemption and discharge of the $600.0 million aggregate principal amount of Senior Notes Due 2025 (“5-5/8% Notes”) in full for $622.9 million, including redemption premiums of $16.9 million and accrued but unpaid interest of $6.0 million. See Note J – “Long-Term Obligations” in our Consolidated Financial Statements for additional information regarding the 5% Notes and 5-5/8% Notes.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances. In February 2021, we transferred finance receivables of $89.7 million to a U.S. regional bank, which qualified for sales treatment under ASC 860. We received $99.4 million of cash proceeds from the sale and recognized a net gain of $5.6 million.

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

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the year ended December 31, 2021, we repurchased 28,688 shares for $1.2 million under this authorization leaving approximately $139 million available for repurchase under this program.

In February 2021, our Board of Directors reinstated our quarterly dividend for 2021 and declared a dividend of $0.12 per share in each quarter of 2021, which was paid to our shareholders. In February 2022, our Board of Directors declared a dividend of $0.13 per share, which will be paid to the Company’s shareholders on March 21, 2022.

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

The Company’s material cash requirements include the following contractual and other obligations:

Debt
As of December 31, 2021, the Company had outstanding debt of $670.6 million, with $4.0 million payable within 12 months. Future interest payments associated with the outstanding debt are approximately $221 million with $30.5 million payable within 12 months. For detailed debt information see Note J – “Long Term Obligations”.

Leases
The Company has leases for real property, vehicles and office and industrial equipment. As of December 31, 2021, the Company had contractual fixed costs primarily related to lease commitments of approximately $112 million, with $27.4 million payable within 12 months. For detailed lease information see Note K – “Leases”.

Purchase Obligations
The Company had purchase obligations of $744.3 million, with substantially all purchase obligations payable within 12 months. Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

We reported a liability of $2.6 million related to unrecognized tax benefits as of December 31, 2021 and do not expect this liability to change materially in 2022. As such, any related payments in 2022 would not be significant.

Additionally, at December 31, 2021, we had outstanding letters of credit that totaled $107.8 million and maximum exposure of $143.5 million for credit guarantees outstanding related to recourse provided to third-party financial institutions when customers finance the purchase of equipment.

We maintain defined benefit pension plans for some of our U.S. and non-U.S. operations. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2021, we made cash contributions and payments to the retirement plans of $9.7 million, and we estimate that our retirement plan contributions will be approximately $9 million in 2022. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

In 2022, we expect approximately $90 million in net capital expenditures, with our largest expenditure related to our manufacturing facility in Mexico.

Cash Flows

Cash provided by operations was $293.4 million and $225.4 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash provided by operations was primarily driven by increased operating profitability and proceeds from the sale of customer finance receivables, partially offset by higher working capital as a result of robust end-market demand.

Cash used in investing activities was $102.2 million and $38.5 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash used in investing activities relates primarily to cash used in acquisition and investment activity, partially offset by lower capital expenditures in the current year and proceeds from the disposition of discontinued operations in the prior year.

Cash used in financing activities was $580.1 million and $82.8 million for the years ended December 31, 2021 and 2020, respectively. The increase in cash used in financing activities was primarily due to higher debt repayments, dividend payments and debt extinguishment costs in the current year, partially offset by higher share repurchases in the prior year.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

We may assist customers in their rental, leasing and acquisition of our products by facilitating financing transactions directly between (i) end-user customers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. The expectation of losses or non-performance is assessed based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. Our maximum liability is generally limited to our customer’s remaining payments due to the third-party financial institutions at the time of default. In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us. Reserves are recorded for expected loss over the contractual period of risk exposure.

There can be no assurance that our historical experience in used equipment markets will be indicative of future results. Our ability to recover losses experienced from our guarantees may be affected by economic conditions in used equipment markets at the time of loss.

See Note N – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for further information regarding our guarantees.

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Primary currencies to which we are exposed are the Euro, British Pound, Chinese Yuan, Australian Dollar and Mexican Peso. We purchase hedging instruments to manage variability of future cash flows associated with recognized assets or liabilities due to changing currency exchange rates. See Risk Factor entitled, “We are subject to currency fluctuations.” in Part I, Item 1A. for further information on our foreign exchange risk.

We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary.

See Note I – “Derivative Financial Instruments” in the Notes to Consolidated Financial Statements for further information regarding our derivatives and Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note N – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for more information regarding contingencies and uncertainties, including our proceedings involving a claim in Brazil regarding payment of ICMS tax, penalties and related interest. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain market risks that exist as part of our ongoing business operations and we use derivative financial instruments, where appropriate, to manage these risks. As a matter of policy, we do not engage in trading or speculative transactions. For further information on accounting related to derivative financial instruments, refer to Note I – “Derivative Financial Instruments” in our Consolidated Financial Statements.

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Australian Dollar and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At December 31, 2021, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the consolidated financial statements for the year ended December 31, 2021 would have had approximately a $32 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At December 31, 2021, approximately 12% of our debt was floating rate debt and the weighted average interest rate of our debt was 4.68%.

At December 31, 2021, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2021 would not have materially increased interest expense for the year ended December 31, 2021.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. During 2021, our manufacturing operations were adversely affected by material shortages and production delays as the continuity of supply was impacted by capacity constraints, global logistics disruptions, raw material shortages and COVID-19 related production downtime at certain component suppliers. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays into 2022.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. We have seen a rise in input costs across most materials and components which has adversely affected our financial performance. Additionally, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s duty draw back mechanism. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw-back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs.  For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The report of our independent registered public accounting firms and our consolidated financial statements and financial statement schedule are filed pursuant to this Item 8 and are included later in this report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of December 31, 2021, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2021, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2021:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	3,320,301
Equity compensation plans not approved by stockholders	—	—	—
Total	—		3,320,301

(1)This does not include 1,887,706 shares of restricted stock awards and 635,971 shares held in a rabbi trust for a deferred compensation plan.

The other information required by Item 12 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is KPMG LLP, New York, NY, Auditor ID: 185. Our predecessor independent registered public accounting firm was PricewaterhouseCoopers LLP, Stamford, CT, Auditor ID: 238.

The information required by Item 14 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2) Financial Statements and Financial Statement Schedules.

See “Index to Consolidated Financial Statements and Financial Statement Schedule” on Page F-1.

(3) Exhibits

The exhibits set forth below are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Exhibit
3.1	Restated Certificate of Incorporation of Terex Corporation (incorporated by reference to Exhibit 3.1 of the Form S-1 Registration Statement of Terex Corporation, Registration No. 33-52297).

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

10.7	Employment Letter from Terex Corporation signed by John Sheehan on February 5, 2017 (Incorporated by reference to Exhibit 10.21 of the Form 10-K for the year ended December 31, 2017). ***

10.8
Form of Restricted Stock Agreement (time based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

10.9
Form of Restricted Stock Agreement (performance based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

10.10
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

10.11
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702).***

10.12
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

10.13
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

10.14
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.15
Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 6, 2021 and filed with the Commission May 11, 2021). ***

10.16	Employment Letter from Terex Corporation signed by Julie A. Beck on February 9, 2022 . *, ***

21.1	Subsidiaries of Terex Corporation.*

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP, New York, NY.*

23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, Stamford, Connecticut.*

24.1	Power of Attorney.*

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 11, 2022
John L. Garrison, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	Chairman and Chief Executive	February 11, 2022
John L. Garrison, Jr.	Officer
(Principal Executive Officer)

/s/ Julie A. Beck	Senior Vice President and Chief Financial	February 11, 2022
Julie A. Beck	Officer
(Principal Financial Officer)

/s/ Stephen A. Johnston	Chief Accounting Officer	February 11, 2022
Stephen A. Johnston	(Principal Accounting Officer)

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Thomas J. Hansen	Director
Thomas J. Hansen

*/s/ Sandie O’Connor	Director
Sandie O’Connor

*/s/ Christopher Rossi	Director
Christopher Rossi

*/s/ Andra M. Rush	Director
Andra M. Rush

*/s/ David A. Sachs	Lead Director
David A. Sachs

*By /s/ Julie A. Beck		February 11, 2022
Julie A. Beck, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2021 AND 2020
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2021

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-44

All other schedules for which provision is made in the applicable regulations of the Securities and Exchange Commission (“SEC”) are not required under the related instructions, or are not applicable, and therefore have been omitted.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of Terex Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheet of Terex Corporation and subsidiaries (the Company) as of December 31, 2021, the related consolidated statement of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for the year then ended, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and the results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Identification of uncertain tax positions and the recoverability of deferred tax assets

As described in Note C – “Income Taxes” to the consolidated financial statements, the Company reported a liability of $2.6 million related to unrecognized tax benefits and net deferred tax assets of $133.0 million as of December 31, 2021. The Company uses judgments and estimates to determine the uncertain tax positions and deferred tax asset valuation allowances, particularly as a result of the Company’s worldwide operations. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold, it has recorded no tax benefits. The Company assesses the net realizable value of its deferred tax assets based on available evidence, including historical information that is supplemented by currently available information about future tax years.

We identified the identification of uncertain tax positions and the recoverability of deferred tax assets as a critical audit matter. A high degree of auditor judgment, including the involvement of tax and valuation professionals with specialized skills and knowledge, was required in evaluating (i) the identification of uncertain tax positions, particularly given the complexities in worldwide tax laws and (ii) future taxable income and statutory limitations used in determining deferred tax asset valuation allowances.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to income taxes, including controls related to the identification of uncertain tax positions and the recoverability of deferred tax assets. For the identification of uncertain tax positions, tax and valuation professionals with specialized skills and knowledge assisted in evaluating management’s identification of uncertain tax positions, including interpretation of relevant tax law and consideration of ongoing and completed examinations by tax authorities, and assessing certain international intercompany arrangements for consistency with relevant regulations and generally accepted practices. For the assessment of the recoverability of deferred tax assets, we evaluated the Company’s estimated future taxable income primarily by comparing estimated amounts to historical amounts and trends and by considering the length of the period over which the net deferred tax assets are expected to be used. Tax professionals with specialized skills and knowledge assisted in evaluating the recoverability of deferred tax assets, including statutory limitations on the use of those assets and assessing potential adjustments to future taxable income based on known events and relevant enacted tax regulations.

We have served as the Company’s auditor since 2021.

/s/KPMG LLP
New York, New York
February 11, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Terex Corporation and its subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of income (loss), of comprehensive income (loss), of changes in stockholders’ equity and of cash flows for each of the two years in the period ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for each of the two years in the period ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Stamford, Connecticut
February 12, 2021

We served as the Company’s auditor from 1992 to 2020.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$3,886.8	$3,076.4	$4,353.1
Cost of goods sold	(3,129.4)	(2,537.1)	(3,465.3)
Gross profit	757.4	539.3	887.8
Selling, general and administrative expenses	(429.4)	(470.9)	(552.8)
Income (loss) from operations	328.0	68.4	335.0
Other income (expense)
Interest income	3.7	3.6	6.5
Interest expense	(51.5)	(65.9)	(87.9)
Loss on early extinguishment of debt	(29.4)	—	—
Other income (expense) – net	13.0	4.9	(6.1)
Income (loss) from continuing operations before income taxes	263.8	11.0	247.5
(Provision for) benefit from income taxes	(46.3)	(2.0)	(37.8)
Income (loss) from continuing operations	217.5	9.0	209.7
Income (loss) from discontinued operations – net of tax	—	(0.4)	(155.4)
Gain (loss) on disposition of discontinued operations – net of tax	3.4	(19.2)	0.1
Net income (loss)	$220.9	$(10.6)	$54.4

Basic earnings (loss) per share:
Income (loss) from continuing operations	$3.12	$0.13	$2.95
Income (loss) from discontinued operations – net of tax	—	(0.01)	(2.18)
Gain (loss) on disposition of discontinued operations – net of tax	0.05	(0.27)	—
Net income (loss)	$3.17	$(0.15)	$0.77
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.07	$0.13	$2.92
Income (loss) from discontinued operations – net of tax	—	(0.01)	(2.16)
Gain (loss) on disposition of discontinued operations – net of tax	0.05	(0.27)	—
Net income (loss)	$3.12	$(0.15)	$0.76
Weighted average number of shares outstanding in per share calculation
Basic	69.7	69.6	71.1
Diluted	70.9	70.1	71.8

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$220.9	$(10.6)	$54.4
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $5.4, $(3.0) and $(3.9) for the years ended December 31, 2021, 2020 and 2019, respectively	(42.8)	63.0	17.4
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(2.7), $1.6 and $(1.6) for the years ended December 31, 2021, 2020 and 2019, respectively	10.0	(5.2)	3.6
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0.0, $0.0 and $0.0 for the years ended December 31, 2021, 2020 and 2019, respectively	(1.2)	(1.4)	1.8
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $(1.6), $1.7 and $1.9 for the years ended December 31, 2021, 2020 and 2019, respectively	10.6	(6.3)	(7.8)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.3), $(0.4) and $(0.6) for the years ended December 31, 2021, 2020 and 2019, respectively	2.0	1.3	1.9
Divestiture of business, net of provision for (benefit from) taxes of $0.0, $0.0 and $(5.3) for the years ended December 31, 2021, 2020 and 2019, respectively	—	—	12.6
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.1, $(0.6) and $(0.7) for the years ended December 31, 2021, 2020 and 2019, respectively	1.3	(2.3)	(2.2)
Total pension liability adjustment	13.9	(7.3)	4.5
Other comprehensive income (loss)	(20.1)	49.1	27.3
Comprehensive income (loss)	$200.8	$38.5	$81.7

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2021	2020
Assets
Current assets
Cash and cash equivalents	$266.9	$665.0
Trade receivables (net of allowance of $9.7 and $9.5 at December 31, 2021 and 2020, respectively)	507.7	381.2
Inventories	813.5	610.4
Prepaid and other current assets	179.7	222.0
Total current assets	1,767.8	1,878.6
Non-current assets
Property, plant and equipment – net	429.6	406.6
Goodwill	280.1	275.4
Intangible assets – net	13.4	8.3
Other assets	372.6	462.9
Total assets	$2,863.5	$3,031.8

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$5.6	$7.6
Trade accounts payable	537.7	369.9
Accrued compensation and benefits	108.5	85.8
Accrued warranties and product liability	39.2	48.3
Other current liabilities	218.9	211.7
Total current liabilities	909.9	723.3
Non-current liabilities
Long-term debt, less current portion	668.5	1,166.2
Other non-current liabilities	175.5	220.8
Total liabilities	1,753.9	2,110.3
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 83.4 and 82.9 shares at December 31, 2021 and 2020, respectively	0.9	0.9
Additional paid-in capital	860.0	837.9
Retained earnings	936.9	750.3
Accumulated other comprehensive income (loss)	(228.5)	(208.4)
Less cost of shares of common stock in treasury – 14.2 and 14.3 shares at December 31, 2021 and 2020, respectively	(459.7)	(459.2)
Total stockholders’ equity	1,109.6	921.5
Total liabilities and stockholders’ equity	$2,863.5	$3,031.8

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Non-controlling Interest	Total
Balance at December 31, 2018	69.6	$0.8	$797.3	$749.0	$(284.8)	$(401.8)	$0.5	$861.0
Net income (loss)	—	—	—	54.4	—	—	—	54.4
Other comprehensive income (loss) – net of tax	—	—	—	—	27.3	—	—	27.3
Issuance of common stock	0.9	—	27.8	—	—	—	—	27.8
Compensation under stock-based plans – net	0.1	—	(1.3)	—	—	2.7	—	1.4
Dividends	—	—	0.6	(32.0)	—	—	—	(31.4)
Acquisition of treasury stock	(0.2)	—	—	—	—	(7.7)	—	(7.7)
Divestiture	—	—	—	—	—	—	(0.5)	(0.5)
Balance at December 31, 2019	70.4	0.8	824.4	771.4	(257.5)	(406.8)	—	932.3
Net income (loss)	—	—	—	(10.6)	—	—	—	(10.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	49.1	—	—	49.1
Issuance of common stock	0.7	0.1	29.0	—	—	—	—	29.1
Compensation under stock-based plans – net	0.1	—	(15.7)	—	—	3.7	—	(12.0)
Dividends	—	—	0.2	(8.6)	—	—	—	(8.4)
Acquisition of treasury stock	(2.6)	—	—	—	—	(56.1)	—	(56.1)
Other	—	—	—	(1.9)	—	—	—	(1.9)
Balance at December 31, 2020	68.6	0.9	837.9	750.3	(208.4)	(459.2)	—	921.5
Net income (loss)	—	—	—	220.9	—	—	—	220.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.1)	—	—	(20.1)
Issuance of common stock	0.6	—	12.2	—	—	—	—	12.2
Compensation under stock-based plans – net	0.1	—	9.3	—	—	2.9	—	12.2
Dividends	—	—	0.6	(34.1)	—	—	—	(33.5)
Acquisition of treasury stock	(0.1)	—	—	—	—	(3.3)	—	(3.3)
Other	—	—	—	(0.2)	—	(0.1)	—	(0.3)
Balance at December 31, 2021	69.2	$0.9	$860.0	$936.9	$(228.5)	$(459.7)	$—	$1,109.6

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$220.9	$(10.6)	$54.4
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	50.2	49.7	49.6
(Gain) loss on disposition of discontinued operations	(3.4)	19.2	(0.1)
Deferred taxes	1.2	5.6	(17.6)
Impairments	6.3	5.5	83.6
(Gain) loss on sale of assets	(7.4)	(0.4)	(9.8)
Loss on early extinguishment of debt	29.4	—	—
Stock-based compensation expense	33.1	23.8	43.1
Inventory and other non-cash charges	14.7	20.6	47.6
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(139.0)	16.1	176.1
Inventories	(229.5)	261.6	20.3
Trade accounts payable	173.0	(156.9)	(220.1)
Other assets and liabilities	140.7	8.8	(57.0)
Foreign exchange and other operating activities, net	3.2	(17.6)	3.3
Net cash provided by (used in) operating activities	293.4	225.4	173.4
Investing Activities
Capital expenditures	(59.7)	(64.5)	(108.9)
Proceeds from sale of capital assets	1.9	2.7	4.3
Acquisitions, net of cash acquired, and investments	(42.7)	—	—
Proceeds (payments) from disposition of investments	(1.7)	7.5	30.7
Proceeds from disposition of discontinued operations	—	15.8	177.7
Net cash provided by (used in) investing activities	(102.2)	(38.5)	103.8
Financing Activities
Repayments of debt	(1,103.5)	(176.0)	(1,660.5)
Proceeds from issuance of debt	600.1	170.0	1,616.6
Payment of debt extinguishment costs	(16.9)	—	—
Share repurchases	(3.0)	(56.0)	(7.4)
Dividends paid	(33.5)	(8.4)	(31.4)
Other financing activities, net	(23.3)	(12.4)	(21.0)
Net cash provided by (used in) financing activities	(580.1)	(82.8)	(103.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(14.3)	25.9	(5.5)
Net Increase (Decrease) in Cash and Cash Equivalents	(403.2)	130.0	168.0
Cash and Cash Equivalents at Beginning of Year	670.1	540.1	372.1
Cash and Cash Equivalents at End of Year (1)	$266.9	$670.1	$540.1

(1) Cash and Cash Equivalents includes Cash and Cash Equivalents-Held for Sale of $5.1 and $5.0 at December 31, 2020 and 2019, respectively.

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

As further described in Note D – “Acquisitions and Discontinued Operations”, on July 31, 2019, the Company completed the disposition of its Demag® mobile cranes business (“Demag”) to Tadano Ltd. and certain of its subsidiaries (“Tadano”). During 2019, the Company also exited North American mobile crane product lines manufactured in its Oklahoma City facility. As a result, the Company reported these operations, formerly part of the Cranes segment, in discontinued operations in the Consolidated Statement of Income (Loss) for all periods presented. Residual assets and liabilities were recorded within Prepaid and other current assets, Other assets, Other current liabilities and Other non-current liabilities in the Consolidated Balance Sheet at December 31, 2020. See Note D – “Acquisitions and Discontinued Operations” for further information.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include $3.7 million and $5.0 million at December 31, 2021 and 2020, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the first-in, first-out (“FIFO”) and average cost methods (approximately 93% and 7%, respectively). In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on historical experience and actual orders received. The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces. The Company makes adjustments to its inventory reserves based on identification of specific situations and increases its inventory reserves accordingly. As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2021 and 2020, reserves for lower of cost or NRV, excess and obsolete inventory totaled $57.8 million and $61.8 million, respectively.

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

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $12.0 million and $15.4 million (net of accumulated amortization of $8.0 million and $17.3 million) at December 31, 2021 and 2020, respectively.

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

Goodwill. Goodwill represents the excess of purchase price over the fair value of assets acquired and liabilities assumed as part of a business combination. Goodwill is assigned to one or more reporting segments on the date of acquisition. The Company reviews its goodwill for impairment annually during the fourth quarter of each fiscal year or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of any one of its reporting units below its respective carrying amount.

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

In connection with the annual impairment test conducted as of October 1, 2021, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount.

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

Long-Lived Assets. The Company assesses the realizability of its long-lived assets, including definite-lived intangible assets, and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. The Company uses data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset. Included in Selling, general & administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss) are $6.3 million, $5.5 million and $1.5 million of asset impairments for the years ended December 31, 2021, 2020 and 2019, respectively.

Accounts Receivable and Allowance for Doubtful Accounts. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2019	$9.9
Provision for credit losses	1.8
Other adjustments	(2.2)
Balance as of December 31, 2020	$9.5
Provision for credit losses	2.5
Other adjustments	(2.3)
Balance as of December 31, 2021	$9.7

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. These trade receivables qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade receivables sold for years ended December 31, 2021, 2020 and 2019 totaled $527.0 million, $405.8 million and $1,108.0 million, respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2021 and 2020, $60.7 million and $2.0 million, respectively, of receivables qualifying for sale treatment were outstanding and continued to be serviced by the Company.

Finance Receivables. The Company’s net finance receivable balances include both sales-type leases and commercial loans. The Company had $12.2 million and $129.8 million of gross finance receivables at December 31, 2021 and 2020, respectively. The allowance for credit losses on finance receivables was $7.9 million and $13.8 million at December 31, 2021 and 2020, respectively. In February 2021, the Company transferred finance receivables of $89.7 million to a U.S. regional bank, which qualified for sales treatment under ASC 860. The Company received $99.4 million of cash proceeds from the sale and recognized a net gain of $5.6 million.

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

In the United States, the Company has the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code (“UCC”) financing statement. However, a significant portion of the Company’s revenue is generated outside of the United States. In many countries outside of the United States, as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller’s retention of a security interest in goods in the same manner as established in the UCC. In these countries, the Company retains title to goods delivered to a customer until the customer makes payment so that it can recover the goods in the event of customer default on payment. The Company considers the following events in order to determine when it is appropriate to recognize revenue: (i) the customer has physical possession of the product; (ii) the customer has legal title to the product; (iii) the customer has assumed the risks and rewards of ownership, (iv) the customer has communicated acceptance of the product and (v) the Company has a right to payment. These events serve as indicators, along with the details contained within the contract, that it is appropriate to recognize revenue.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2021, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

The Company sells equipment subject to leases and related lease payments. Income from operating leases is recognized ratably over the lease term. Revenue from sales-type leases is recognized at the inception of the lease.

For detailed sales information see Note B – “Business Segment Information”.

Leases. Terex leases approximately 100 real properties, approximately 400 vehicles and approximately 400 pieces of office and industrial equipment. As the lessee, Terex will classify a lease which it has substantially all the risks and rewards of ownership as a finance lease.
The Company determines if an arrangement contains a lease at contract inception. With the exception of short-term leases (leases with terms less than 12 months), all leases with contractual fixed costs are recorded on the balance sheet on the lease commencement date as a right-of-use (“ROU”) asset and a lease liability. Lease liabilities are initially measured at the present value of the minimum lease payments and subsequently increased to reflect the interest accrued and reduced by the lease payments affected. ROU assets are initially measured at the present value of the minimum lease payments adjusted for any prior lease payments, lease incentives and initial direct costs. The Company does not separate lease and non-lease components of a contract for any class of leases. Certain leases contain escalation, renewal and/or termination options that are factored into the ROU asset as appropriate. Operating leases result in a straight-line rent expense over the life of the lease. For finance leases, ROU assets are amortized on a straight-line basis over the life of the lease and interest accretes to the lease liability which results in a higher interest expense at lease inception that declines over the life of the lease. Generally, variable lease costs are expensed as incurred and are not included in the determination of ROU assets or lease liabilities.
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

The Company adopted Accounting Standard Update (“ASU”) 2016-02, “Leases (Topic 842),” on January 1, 2019 under the alternative transition method permitted by ASU 2018-11, “Leases (Topic 842): Targeted Improvements”. For detailed lease information see Note K – “Leases”.

Guarantees. The Company issues guarantees to financial institutions related to financing of equipment purchases by customers. The expectation of losses or non-performance is assessed based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Reserves are recorded for expected loss over the contractual period of risk exposure. See Note N – “Litigation and Contingencies” for additional information regarding guarantees issued to financial institutions.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2019	$47.5
Accruals for warranties issued during the period	38.9
Changes in estimates	14.3
Settlements during the period	(48.4)
Foreign exchange effect/other	0.6
Balance as of December 31, 2020	$52.9
Accruals for warranties issued during the period	42.5
Changes in estimates	(4.7)
Settlements during the period	(45.7)
Foreign exchange effect/other	(0.9)
Balance as of December 31, 2021	$44.1

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

Defined Benefit Pension and Other Post-retirement Benefits. The Company provides post-retirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits. The Company accounts for these benefits under ASC 715, “Compensation-Retirement Benefits” (“ASC 715”). ASC 715 requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. Under ASC 715, actuarial gains and losses and prior service costs or credits must be recognized in Accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic benefit cost. See Note L – “Retirement Plans and Other Benefits.”

Deferred Compensation. The Company maintains a deferred compensation plan. The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2021 and 2020. The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet. The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2021, the Company had stock-based employee compensation plans, which are described more fully in Note M – “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”). ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the consolidated financial statements at fair value over the service period. The Company recognizes forfeitures as they occur.

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

Derivatives. Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in Accumulated other comprehensive income are included in earnings in the periods in which earnings are affected by the hedged item. See Note I – “Derivative Financial Instruments.”

Research, Development and Engineering Costs. Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A. Research, development and engineering costs were $52.2 million, $58.9 million and $72.4 million during 2021, 2020 and 2019, respectively.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include commodity swaps, interest rate caps, cross currency swaps and foreign exchange contracts, discussed in Note I – “Derivative Financial Instruments” and debt discussed in Note J – “Long-term Obligations”. These instruments are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of aerial work platforms and materials processing machinery. The Company designs, builds and supports products used in construction, maintenance, manufacturing, energy, minerals and materials management applications. Terex products and solutions enable customers to reduce their environmental impact including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, Australia and Asia and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification and financing to parts and service support.

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

MP designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use.

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

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2021, 2020 or 2019.

Business segment information is presented below (in millions):

	Year Ended December 31,
	2021	2020	2019
Net sales
AWP	$2,178.8	$1,782.9	$2,726.6
MP	1,691.8	1,256.8	1,602.6
Corporate and Other / Eliminations	16.2	36.7	23.9
Total	$3,886.8	$3,076.4	$4,353.1
Income (loss) from operations
AWP	$152.1	$0.5	$196.2
MP	240.9	143.4	227.9
Corporate and Other / Eliminations	(65.0)	(75.5)	(89.1)
Total	$328.0	$68.4	$335.0
Depreciation and amortization
AWP	$25.9	$23.2	$23.0
MP	13.3	11.4	9.1
Corporate	11.0	15.1	14.3
Total	$50.2	$49.7	$46.4
Capital expenditures
AWP	$41.2	$47.4	$82.1
MP	15.8	11.6	12.9
Corporate	2.7	5.5	10.5
Total	$59.7	$64.5	$105.5

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

	December 31,
(in millions)	2021	2020
Identifiable assets
AWP(1)	$1,870.8	$1,541.0
MP	1,648.0	1,596.3
Corporate and Other / Eliminations (2)	(655.3)	(111.8)
Assets held for sale	—	6.3
Total	$2,863.5	$3,031.8
(1)     Increase primarily due to higher trade receivable and inventory balances.
(2)     Change primarily due to lower cash and finance receivable balances and higher intercompany eliminations.

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions (in millions):

	December 31,
	2021	2020
Long-lived Assets
United States	$218.0	$237.4
United Kingdom	76.4	74.5
China	55.8	39.5
Other European countries	38.9	36.2
All other	40.5	19.0
Total	$429.6	$406.6

Geographic net sales information is presented below (in millions):

	Year Ended December 31, 2021
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,415.8	$667.4	$26.3	$2,109.5
Western Europe	346.7	515.6	0.5	862.8
Asia-Pacific	310.3	349.3	3.1	662.7
Rest of World (1)	106.0	159.5	(13.7)	251.8
Total (2)	$2,178.8	$1,691.8	$16.2	$3,886.8
(1) Includes intercompany sales and eliminations.
(2) Total sales include $1.9 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2020
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,185.2	$497.7	$62.5	$1,745.4
Western Europe	230.7	379.0	0.3	610.0
Asia-Pacific	271.6	256.0	2.6	530.2
Rest of World (1)	95.4	124.1	(28.7)	190.8
Total (2)	$1,782.9	$1,256.8	$36.7	$3,076.4
(1) Includes intercompany sales and eliminations.
(2) Total sales include $1.6 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,801.8	$605.6	$76.5	$2,483.9
Western Europe	431.1	514.2	0.6	945.9
Asia-Pacific	325.1	301.4	2.1	628.6
Rest of World (1)	168.6	181.4	(55.3)	294.7
Total (2)	$2,726.6	$1,602.6	$23.9	$4,353.1
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.3 billion attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Year Ended December 31, 2021
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,611.8	$—	$1.6	$1,613.4
Materials Processing Equipment	—	995.9	1.3	997.2
Specialty Equipment	—	693.5	2.2	695.7
Utility Equipment	380.6	—	0.6	381.2
Other (1)	186.4	2.4	10.5	199.3
Total	$2,178.8	$1,691.8	$16.2	$3,886.8
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2020
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,234.8	$—	$0.9	$1,235.7
Materials Processing Equipment	—	760.5	—	760.5
Specialty Equipment	—	493.6	1.4	495.0
Utility Equipment	352.4	—	—	352.4
Other (1)	195.7	2.7	34.4	232.8
Total	$1,782.9	$1,256.8	$36.7	$3,076.4
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2019
	AWP	MP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,912.1	$—	$2.8	$1,914.9
Materials Processing Equipment	—	895.4	—	895.4
Specialty Equipment	—	699.9	5.3	705.2
Utility Equipment	419.2	—	—	419.2
Other (1)	395.3	7.3	15.8	418.4
Total	$2,726.6	$1,602.6	$23.9	$4,353.1
(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
United States	$(16.7)	$(148.8)	$(32.4)
Foreign	280.5	159.8	279.9
Income (loss) from continuing operations before income taxes	$263.8	$11.0	$247.5

The Company recorded Income (loss) from discontinued operations and Gain (loss) on disposition of discontinued operations before income taxes of $2.6 million, $(28.9) million and $(175.8) million for the years ended December 31, 2021, 2020 and 2019, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$6.6	$(27.1)	$14.7
State	1.8	2.3	1.2
Foreign	36.7	21.3	38.1
Current income tax provision (benefit)	45.1	(3.5)	54.0
Deferred:
Federal	(3.8)	1.2	(14.9)
State	1.5	4.3	(3.3)
Foreign	3.5	—	2.0
Deferred income tax (benefit) provision	1.2	5.5	(16.2)
Provision for (benefit from) income taxes	$46.3	$2.0	$37.8

The elimination of tax from intercompany transactions is included in current tax expense. The Company recorded Provision for (benefit from) income taxes of $(0.8) million, $(9.3) million and $(20.5) million from discontinued operations and on disposition of discontinued operations for the years ended December 31, 2021, 2020 and 2019, respectively.

In January 2018, the FASB released guidance on the accounting for tax on Global Intangible Low-taxed Income (“GILTI”). The guidance indicates that either accounting for deferred taxes related to GILTI or treating any taxes on GILTI as period costs are both acceptable accounting policy elections. Terex elected to treat taxes on GILTI inclusions as period costs.

Deferred tax assets and liabilities result from differences in the bases of assets and liabilities for tax and financial reporting purposes. The tax effects of the basis differences and loss carry forwards as of December 31, 2021 and 2020 for continuing operations are summarized below for major balance sheet captions (in millions):

	2021	2020
Property, plant and equipment	$(16.1)	$(18.1)
Intangibles	(6.8)	(6.1)
Inventories	6.7	6.1
Accrued warranties and product liability	10.8	12.5
Loss carry forwards	184.4	204.4
Retirement plans	11.3	14.0
Accrued compensation and benefits	15.8	16.8
Operating lease ROU asset	(23.5)	(26.1)
Operating lease liability	23.8	27.0
Other	24.1	18.5
Deferred tax assets valuation allowance	(100.0)	(112.1)
Net deferred tax assets (liabilities)	$130.5	$136.9

Deferred tax assets were $233.0 million before valuation allowances of $100.0 million, resulting in $133.0 million of net deferred tax assets which are partially offset by deferred tax liabilities of $2.5 million at December 31, 2021. Deferred tax assets for continuing operations were $251.6 million ($0.1 million for discontinued operations) before valuation allowances of $112.1 million, resulting in $139.5 million of net deferred tax assets which are partially offset by deferred tax liabilities for continuing operations of $2.6 million at December 31, 2020. There were no deferred tax liabilities for discontinued operations at December 31, 2021 and 2020.

The Company evaluates the net realizable value of its deferred tax assets each reporting period. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Available evidence, including historical information is supplemented by currently obtainable information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The valuation allowance for deferred tax assets as of December 31, 2021 and 2020 was $100.0 million and $112.1 million, respectively. The net change in the total valuation allowance for the years ended December 31, 2021 and 2020 was a decrease of $12.1 million and an increase of $5.1 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes. The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Tax at statutory federal income tax rate	$55.4	$2.3	$51.9
State taxes	2.7	5.2	(1.7)
Change in valuation allowance	(9.0)	—	(4.9)
Foreign tax differential on income/losses of foreign subsidiaries	(12.0)	(13.0)	(14.5)
U.S. tax on multi-national operations	8.1	17.6	7.2
Change in foreign tax rates	(0.6)	0.7	3.7
U.S. tax legislation	—	(10.9)	—
Research and development	(0.8)	(1.2)	(2.0)
Provision to return adjustments	0.5	(1.7)	(2.4)
Compensation	1.8	3.1	1.1
Other	0.2	(0.1)	(0.6)
Provision for (benefit from) income taxes	$46.3	$2.0	$37.8

The Company does not provide for foreign income and withholding, U.S. Federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested to support operations and continued growth plans outside the U.S. The Company reviews its plan to indefinitely reinvest on a quarterly basis. In making its decision to indefinitely reinvest, the Company evaluates its plans of reinvestment, its ability to control repatriation and to mobilize funds without triggering basis differences, and the profitability of U.S. operations and their cash requirements and the need, if any, to repatriate funds. If the assessment of the Company with respect to earnings of non-U.S. subsidiaries changes, deferred taxes for foreign income taxes and withholding, U.S. Federal or state income taxes or tax benefits may have to be accrued.

The Company considers foreign earnings that have been taxed in the U.S. or have qualified for the high-tax exception to taxation to not be indefinitely reinvested. The Company has recorded foreign, federal and state tax expense with respect to earnings which have been subject to federal income tax and which are no longer indefinitely reinvested. The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S. For the year ended December 31, 2021, the Company’s estimate of its remaining unremitted earnings of its foreign subsidiary ownership chains that have positive retained earnings and have not been subject to tax in the U.S. was approximately $103 million. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

At December 31, 2021, the Company has various state net operating loss carry forwards available to reduce future state taxable income and income taxes, the majority of which will expire at various dates through 2041. The Company also has approximately $599 million of foreign loss carry forwards, consisting of $278 million in Germany, $168 million in Italy, $54 million in China, $31 million in India, and $68 million in other countries, which are available to offset future taxable income. The majority of these tax loss carry forwards are available without expiration. In addition, the gross amount of the Australian capital loss carryforward is $23 million, and it has an unlimited carryforward period.

The Company made total net income tax payments including discontinued operations of $28.4 million, $26.3 million and $46.8 million in 2021, 2020 and 2019, respectively. At December 31, 2021 and 2020, Other current assets included net income tax receivable amounts of $52.4 million and $56.2 million, respectively.

The Company and its subsidiaries conduct business globally and file income tax returns in U.S. Federal, state and foreign jurisdictions, as required. From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Germany, Italy, the United Kingdom (“U.K.”), China, India and the U.S. Currently, various entities of the Company are under audit in Italy, India and elsewhere. With limited exceptions, the statute of limitations for the Company and most of its subsidiaries has expired for tax years prior to 2016. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company has determined that its tax return filing positions are more likely than not to be sustained, the Company has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income (Loss).

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions).

Balance as of January 1, 2019	$13.5
Additions for current year tax positions	—
Additions for prior year tax positions	2.0
Reductions for prior year tax positions	(0.4)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.8)
Settlements	—
Balance as of December 31, 2019	14.3
Additions for current year tax positions	—
Additions for prior year tax positions	9.2
Reductions for prior year tax positions	(3.7)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	(1.3)
Balance as of December 31, 2020	18.5
Additions for current year tax positions	—
Additions for prior year tax positions	0.6
Reductions for prior year tax positions	(0.1)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.9)
Settlements	(15.5)
Balance as of December 31, 2021	$2.6

The Company evaluates each reporting period whether it is reasonably possible material changes to its uncertain tax position liability could occur in the next 12 months. Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. Timing and impact of income tax audits and their resolution is uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is difficult to predict. The Company does not expect the amount of unrecognized tax benefits disclosed as of December 31, 2021 will change materially in 2022.

As of December 31, 2021 and 2020, the Company had $2.6 million and $18.5 million, respectively, of unrecognized tax benefits. Of the $2.6 million at December 31, 2021, $2.0 million, if recognized, would affect the effective tax rate. Potential interest and penalties were a receivable of $0.2 million and a liability of $1.4 million as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020, the Company recognized total tax (benefit) expense of $(1.5) million and $0.2 million for interest and penalties, respectively.

NOTE D – ACQUISITIONS AND DISCONTINUED OPERATIONS

Acquisitions

On July 6, 2021, the Company acquired all of the outstanding shares of Murray Design & Engineering, Ltd (“MDS”), a manufacturer of heavy duty aggregate and recycling trommels, apron feeders and conveyor systems, based in the Republic of Ireland. Total cash consideration transferred was approximately $19 million. The transaction was recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. See Note H – “Goodwill and Intangible Assets, Net” for additional information regarding goodwill recognized as a result of the acquisition. MDS’s results of operations are consolidated within the MP segment in the consolidated financial statements from the date of acquisition.

On May 25, 2021, the Company acquired assets to facilitate manufacturing of certain MP products in China. Total cash consideration transferred was approximately $17 million. The transaction was recorded as an asset acquisition at cost, with the consideration allocated to individual assets acquired.

Dispositions

On November 30, 2021, the Company sold its utility hot lines tools business located in South America, which had been recorded as assets and liabilities held for sale prior to its disposition. The Company received consideration of $5.8 million from the sale at fair value and recognized a gain of $6.4 million included in SG&A in the Consolidated Statement of Income (Loss). Prior to disposition, the results of operations for the hot lines tools business, including any impairment reserves taken, were consolidated within the AWP segment in the consolidated financial statements.

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

Income (Loss) from Discontinued Operations

The Company reported certain operations, formerly part of the Cranes segment, in discontinued operations in the Consolidated Statement of Income (Loss) for all periods presented. The following information was derived from historical financial information and has been segregated from continuing operations (in millions):

	Year ended December 31,
	2020	2019
Net sales	$6.0	$327.2
Cost of sales	(5.8)	(335.2)
Selling, general and administrative expenses	(0.9)	(75.6)
Impairment of mobile cranes disposal group	—	(82.1)
Asset impairments	(0.1)	—
Other income (expense)	—	(4.5)
Income (loss) from discontinued operations before income taxes	(0.8)	(170.2)
(Provision for) benefit from income taxes	0.4	14.8
Income (loss) from discontinued operations – net of tax	$(0.4)	$(155.4)

The following table provides supplemental cash flow information related to discontinued operations (in millions):

	Year Ended December 31,
	2020	2019
Non-cash operating items:
Depreciation and amortization	$—	$3.3
Deferred taxes	$0.1	$(1.4)
Impairments	$0.1	$82.1
Investing activities:
Capital expenditures	$—	$(3.4)

Gain (Loss) on Disposition of Discontinued Operations - net of tax (in millions)

	Year Ended December 31,
	2021			2020			2019
	Cranes	MHPS	Total	Cranes	MHPS	Total	Cranes	MHPS	Other	Total
Gain (loss) on disposition of discontinued operations	$1.4	$1.2	$2.6	$(27.7)	$(0.4)	$(28.1)	$(1.0)	$(4.6)	$—	$(5.6)
(Provision for) benefit from income taxes	0.1	0.7	0.8	8.8	0.1	8.9	2.2	3.4	0.1	5.7
Gain (loss) on disposition of discontinued operations – net of tax	$1.5	$1.9	$3.4	$(18.9)	$(0.3)	$(19.2)	$1.2	$(1.2)	$0.1	$0.1

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2021	2020	2019
Income (loss) from continuing operations	$217.5	$9.0	$209.7
Income (loss) from discontinued operations – net of tax	—	(0.4)	(155.4)
Gain (loss) on disposition of discontinued operations – net of tax	3.4	(19.2)	0.1
Net income (loss)	$220.9	$(10.6)	$54.4
Basic shares:
Weighted average shares outstanding	69.7	69.6	71.1
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$3.12	$0.13	$2.95
Income (loss) from discontinued operations – net of tax	—	(0.01)	(2.18)
Gain (loss) on disposition of discontinued operations – net of tax	0.05	(0.27)	—
Net income (loss)	$3.17	$(0.15)	$0.77
Diluted shares:
Weighted average shares outstanding – basic	69.7	69.6	71.1
Effect of dilutive securities:
Restricted stock awards	1.2	0.5	0.7
Diluted weighted average shares outstanding	70.9	70.1	71.8
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$3.07	$0.13	$2.92
Income (loss) from discontinued operations – net of tax	—	(0.01)	(2.16)
Gain (loss) on disposition of discontinued operations – net of tax	0.05	(0.27)	—
Net income (loss)	$3.12	$(0.15)	$0.76

Non-vested restricted stock awards and restricted stock units (“restricted stock awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.1 million, 0.8 million and 0.6 million were outstanding during the years ended December 31, 2021, 2020 and 2019, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2021	2020
Finished equipment	$283.0	$195.8
Replacement parts	157.3	157.0
Work-in-process	105.5	57.2
Raw materials and supplies	267.7	200.4
Inventories	$813.5	$610.4

Reserves for lower of cost or NRV and excess and obsolete inventory were $57.8 million and $61.8 million at December 31, 2021 and 2020, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2021	2020
Property	$53.1	$43.6
Plant	284.4	250.1
Equipment	402.4	390.2
Leasehold improvements	50.0	49.9
Construction in progress	26.9	31.1
Property, plant and equipment – gross	816.8	764.9
Less: Accumulated depreciation	(387.2)	(358.3)
Property, plant and equipment – net	$429.6	$406.6

Depreciation expense was $44.3 million, $42.3 million and $39.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	AWP	MP	Total
Balance at December 31, 2019, gross	$139.3	$192.4	$331.7
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2019, net	100.7	169.2	269.9
Foreign exchange effect and other	1.3	4.2	5.5
Balance at December 31, 2020, gross	140.6	196.6	337.2
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2020, net	102.0	173.4	275.4
Acquisitions	—	7.3	7.3
Foreign exchange effect and other	(0.9)	(1.7)	(2.6)
Balance at December 31, 2021, gross	139.7	202.2	341.9
Accumulated impairment	(38.6)	(23.2)	(61.8)
Balance at December 31, 2021, net	$101.1	$179.0	$280.1

In connection with the MDS acquisition, the Company recognized goodwill of $7.3 million during the year. The goodwill was assigned to the MP reporting unit and attributable primarily to the assembled workforce and expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes. See Note D – “Acquisitions and Discontinued Operations” for additional information regarding the MDS acquisition.

Intangible assets, net were comprised of the following (in millions):

		December 31, 2021			December 31, 2020
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.8	$(9.7)	$0.1	$10.1	$(9.6)	$0.5
Customer Relationships	19	31.9	(25.4)	6.5	26.1	(24.1)	2.0
Land Use Rights	80	4.4	(0.8)	3.6	4.4	(0.7)	3.7
Other	8	26.3	(23.1)	3.2	25.5	(23.4)	2.1
Total definite-lived intangible assets		$72.4	$(59.0)	$13.4	$66.1	$(57.8)	$8.3

In connection with the MDS acquisition, the Company recognized customer relationships of $6.3 million with an estimated useful life of 7 years and trademarks of $1.3 million with an estimated useful life of 10 years during the year. See Note D – “Acquisitions and Discontinued Operations” for additional information regarding the MDS acquisition.

	For the Year Ended December 31,
(in millions)	2021	2020	2019
Aggregate Amortization Expense	$2.2	$1.8	$1.8

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2022	$2.3
2023	1.7
2024	1.5
2025	1.4
2026	1.3

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company uses cash flow derivatives to manage exposures. For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and methods of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged. The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis. The Company’s derivative financial instruments are categorized under the ASC 820 hierarchy; see Note A – “Basis of Presentation” for an explanation of the hierarchy.

Commodity Swaps and Interest Rate Caps

Derivatives designated as cash flow hedging instruments include commodity swaps and interest rate caps. The outstanding notional value of commodity swaps was $22.5 million as of December 31, 2021. There were no interest rate caps outstanding at December 31, 2021. Commodity swaps outstanding at December 31, 2021 mature on or before August 31, 2022. The outstanding notional amount of commodity swaps and interest rate caps was $26.0 million and $300.0 million, respectively, at December 31, 2020. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel and interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt. Fair values of commodity swaps are based on observable market data for similar assets and liabilities. Fair values of interest rate caps are based on the present value of future cash payments and receipts. Changes in the fair value of commodity swaps and interest rate caps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when the hedged transaction affects earnings. Gains or losses on interest rate caps are reclassified to Interest expense in the Consolidated Statement of Income (Loss) when the underlying hedged transactions occur.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $68.2 million and $97.7 million at December 31, 2021 and 2020, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Consolidated Statement of Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at December 31, 2021 mature during the first half of 2022.

At December 31, 2021 and 2020, the Company had $19.4 million and $7.8 million notional value, respectively, of foreign exchange contracts outstanding that were designated as cash flow hedge contracts. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the underlying hedged transactions settle. Gains or losses on foreign exchange contracts are reclassified to COGS in the Company’s Consolidated Statement of Income (Loss).

The Company had $139.7 million and $54.2 million notional value of foreign exchange contracts outstanding that were not designated as hedging instruments at December 31, 2021 and 2020, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Consolidated Statement of Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2021		December 31, 2020
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$(0.1)	$0.7	$—	$—
Commodity swaps	Other current assets	4.3	—	7.2	—
Commodity swaps	Other non-current assets	—	—	0.3	—
Cross currency swaps - net investment hedge	Other current liabilities	(0.5)	—	(2.0)	—
Interest rate caps	Other current liabilities	—	—	(1.2)	—
Commodity swaps	Other current liabilities	(1.1)	—	—	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(2.4)	—	(8.2)	—
Interest rate caps	Other non-current liabilities	—	—	(2.6)	—
Net derivative asset (liability)		$0.2	$0.7	$(6.5)	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax				Gain (Loss) Reclassified from AOCI into Income
	Year Ended December 31,				Year Ended December 31,
Instrument	2021	2020	2019	Income Statement Account	2021	2020	2019
Foreign exchange contracts	$(0.1)	$(0.6)	$2.7	Cost of goods sold	$0.1	$(2.1)	$(5.5)
Commodity swaps	2.4	7.0	$0.3	Cost of goods sold	15.6	(2.4)	(2.8)
Cross currency swaps - cash flow hedge	—	—	0.6	Other income (expense) - net	—	—	1.1
Cross currency swaps - net investment hedges	4.8	(8.8)	—	Selling, general and administrative expenses	—	—	—
Interest rate caps	2.9	(2.8)	—	Interest expense	(1.2)	(0.4)	—
Total	$10.0	$(5.2)	$3.6	Total	$14.5	$(4.9)	$(7.2)

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss) (in millions):

	Classification and amount of Gain or Loss Recognized in Income
	Cost of goods sold			Interest Expense			Other income (expense) - net
	Year Ended December 31,
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Income Statement Accounts in which effects of cash flow hedges are recorded	$(3,129.4)	$(2,537.1)	$(3,465.3)	$(51.5)	$(65.9)	$(87.9)	$13.0	$4.9	$(6.1)
Gain (Loss) Reclassified from AOCI into Income (Loss):
Foreign exchange contracts	0.1	(2.1)	(5.5)	—	—	—	—	—	—
Commodity swaps	15.6	(2.4)	(2.8)	—	—	—	—	—	—
Cross currency swaps - cash flow hedge	—	—	—	—	—	—	—	—	1.1
Interest rate caps	—	—	—	(1.2)	(0.4)	—	—	—	—
Amount excluded from effectiveness testing recognized in Income (Loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	—	0.6	0.5	—	—	—	—
Total	$15.7	$(4.5)	$(8.3)	$(0.6)	$0.1	$—	$—	$—	$1.1

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives outstanding at the end of the period in the Consolidated Statement of Income (Loss) (in millions):

		Year Ended December 31,
Instrument	Income Statement Account	2021	2020	2019
Foreign exchange contracts	Cost of goods sold	$(0.5)	$0.6	$—
Foreign exchange contracts	Other income (expense) – net	0.5	—	(0.2)
Debt conversion feature (1)	Other income (expense) – net	—	—	(0.5)
Total		$—	$0.6	$(0.7)
(1) Debt conversion feature on a convertible promissory note held by the Company.

In the Consolidated Statement of Income (Loss), the Company records hedging activity related to commodity swaps, interest rate caps, cross currency swaps, foreign exchange contracts and the debt conversion feature in the accounts for which the hedged items are recorded. On the Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note M – “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of December 31, 2021, it is estimated that $2.0 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE J – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2021	2020
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $6.9 at December 31, 2021	$593.1	$—
5-5/8% Senior Notes due February 1, 2025, net of unamortized debt issuance costs of $6.0 at December 31, 2020	—	594.0
Credit Agreement – term debt due January 31, 2024 (“Original Term Loan”, as defined below), net of unamortized debt issuance costs of $0.4 and $3.0 at December 31, 2021 and 2020, respectively	77.4	381.0
Credit Agreement – term debt due January 31, 2024 (“2019 Term Loan”, as defined below), net of unamortized debt issuance costs of $1.6 at December 31, 2020	—	194.3
Finance lease obligations	3.5	4.4
Other	0.1	0.1
Total debt	674.1	1,173.8
Less: Current portion of long-term debt	(5.6)	(7.6)
Long-term debt, less current portion	$668.5	$1,166.2

Credit Agreement

On January 31, 2017, the Company entered into a credit agreement with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent, which was subsequently amended to include (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024 (the “Term Loans”). On April 1, 2021, the Company entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, which maturity will spring forward to November 1, 2023 if the principal outstanding under the $400 million senior secured term loan (the “Original Term Loan”) is not repaid or its maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate. The Company recorded a loss on early extinguishment of debt related to the amendment and restatement of the Credit Agreement of $2.4 million in the second quarter of 2021.

On March 7, 2019, the Company entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to its credit agreement. Amendment No. 3 provided the Company with an additional term loan (the “2019 Term Loan”) in the amount of $200 million. During the first quarter of 2021, the Company prepaid the 2019 Term Loan prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $2.1 million for accelerated amortization of debt acquisition costs and original issue discount. The 2019 Term Loan bore interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor.

The Original Term Loan under the Credit Agreement bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. During the year ended December 31, 2021, the Company prepaid $303 million of the amount outstanding on the Original Term Loan prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $2.4 million for accelerated amortization of debt acquisition costs and original issue discount.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of December 31, 2021.

As of December 31, 2021 and 2020, the Company had $77.8 million and $579.9 million, net of discount, respectively, in Term Loans outstanding under the Credit Agreement. The weighted average interest rate on the Term Loans at December 31, 2021 and 2020 was 2.75% and 3.00%, respectively. The Company had no revolving credit amounts outstanding as of December 31, 2021 and 2020.

The Company obtains letters of credit that generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the Credit Agreement and via bilateral arrangements outside the Credit Agreement.

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

Letters of credit outstanding (in millions):

	December 31, 2021	December 31, 2020
$400 Million Facility	$—	$—
$300 Million Facility	62.8	35.3
Bilateral Arrangements	45.0	47.2
Total	$107.8	$82.5

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

5% Senior Notes

In April 2021, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of the 5-5/8% Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2021 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2022	$4.0
2023	4.0
2024	69.9
2025	—
2026	—
Thereafter	600.0
Total Debt	677.9
Less: Unamortized debt issuance costs	(7.3)
Net debt	$670.6

Fair Value of Debt

The Company estimates the fair values of its debt set forth below as of December 31, 2021 and 2020, as follows (in millions, except for quotes):

2021	Book Value	Quote	Fair Value
5% Notes	$600.0	1.03000	$618.0
Original Term Loan (net of discount)	77.8	0.99875	77.7

2020	Book Value	Quote	Fair Value
5-5/8% Notes	$600.0	1.02750	$616.5
Original Term Loan (net of discount)	384.0	0.98750	379.2
2019 Term Loan (net of discount)	195.9	0.99000	193.9

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an active market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the Credit Agreement, approximate fair market value based on maturities for debt of similar terms. Fair value of debt reported in the table above are categorized under Level 2 of the ASC 820 hierarchy. See Note A – “Basis of Presentation” for an explanation of ASC 820 hierarchy.

The Company paid $51.3 million, $58.1 million and $70.9 million of interest in 2021, 2020 and 2019, respectively.

NOTE K – LEASES

Terex has operating leases for real property, vehicles and office and industrial equipment, generally expiring over terms from 1 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease.
Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire between 2 and 15 years, with options to renew between 1 and 15 years. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments.
The vehicle leases mainly include cars and trucks. Term length for these leases typically varies between 1 and 7 years.
Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases typically varies between 1 and 6 years.

Operating Leases
Operating lease cost consists of the following (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$31.3	$32.0	$33.8
Variable lease cost	4.1	4.9	6.7
Short-term lease cost	4.3	4.8	5.0
Total operating lease costs	$39.7	$41.7	$45.5

Variable lease costs are expensed as incurred and are not included in the determination of ROU assets or lease liabilities. Operating lease obligations consist primarily of commitments to rent real properties.

Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

	December 31,
	2021	2020
Operating lease right-of-use assets included within Other assets	$99.2	$102.9

Current maturities of operating leases included within Other current liabilities	$20.2	$24.8
Non-current operating leases included within Other liabilities	73.1	82.9
Total operating lease liabilities	$93.3	$107.7

Weighted average discount rate for operating leases	4.77%	5.33%
Weighted average remaining operating lease term in years	5	5
Maturities of operating lease liabilities (in millions):

2022	$24.1
2023	25.8
2024	18.5
2025	11.6
2026	7.7
Thereafter	18.9
Total undiscounted operating lease payments	106.6
Less: Imputed interest	(13.3)
Total operating lease liabilities	93.3
Less: Current maturities of operating lease liabilities	(20.2)
Non-current operating lease liabilities	$73.1
Supplemental cash flow and other information related to operating leases (in millions):

	December 31,
	2021	2020
Cash paid for amounts included in the measurement of operating lease liabilities	$37.1	$32.1
Operating right-of-use assets obtained in exchange for operating lease liabilities	$31.1	$21.4

NOTE L – RETIREMENT PLANS AND OTHER BENEFITS

U.S. Pension Plan

The Company maintains a nonqualified Supplemental Executive Retirement Plan (“U.S. SERP”). The U.S. SERP provides retirement benefits to certain former U.S. employees of the Company. Generally, the U.S. SERP provides a benefit based on average total compensation earned over a participant’s final five years of employment and years of service reduced by benefits earned under any Company retirement program, excluding salary deferrals and matching contributions. In addition, benefits are reduced by Social Security Primary Insurance Amounts attributable to Company contributions. The U.S. SERP is unfunded and participation in the U.S. SERP has been frozen. There is also a defined contribution plan for certain senior executives of the Company.

Non-U.S. Plans

The Company maintains defined benefit plans in France, Germany, India, Switzerland and the U.K. for some of its subsidiaries. Participation in the U.K. plan has been frozen. The U.K. plan is a funded plan and the Company funds this plan in accordance with funding regulations in the U.K. and a negotiated agreement between the Company and the plan’s trustee. The Switzerland plan is a funded plan and the Company funds this plan in accordance with funding regulations. Participation in the German plans is frozen; however, eligible participants are credited with post-freeze service for purposes of determining vesting and the amount of benefits. The plans in France, Germany, and India are unfunded plans. In Italy and Mexico, there are mandatory termination indemnity plans providing a benefit that is payable upon termination of employment in substantially all cases of termination. The Company records this obligation based on mandated requirements. The measure of current obligation is not dependent on the employees’ future service and therefore is measured at current value.

Other Post-employment Benefits

The Company has several non-pension post-retirement benefit programs. The Company provides post-employment health and life insurance benefits to certain former salaried and hourly employees. The health care programs are contributory, with participants’ contributions adjusted annually, and the life insurance plan is noncontributory.

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Charges recognized for these savings plans were $17.3 million, $17.9 million and $20.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. For the years ended December 31, 2021, 2020 and 2019, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including U.S. SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020
Accumulated benefit obligation at end of year	$43.6	$46.1	$149.5	$165.2
Change in benefit obligation:
Benefit obligation at beginning of year	$46.1	$43.1	$167.3	$153.0	$2.4	$2.8
Service cost	—	—	1.1	1.5	—	—
Interest cost	1.1	1.4	2.3	2.8	0.1	0.1
Settlements	—	—	—	(1.3)	—	—
Curtailments	—	—	—	(1.0)	—	—
Plan amendments	—	—	(0.2)	0.4	—	—
Actuarial loss (gain)(1)	(1.2)	4.0	(10.0)	12.5	(0.1)	(0.2)
Benefits paid	(2.4)	(2.4)	(6.8)	(6.5)	(0.3)	(0.3)
Foreign exchange effect	—	—	(2.4)	5.9	—	—
Benefit obligation at end of year	43.6	46.1	151.3	167.3	2.1	2.4
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	139.9	122.1	—	—
Actual return on plan assets	—	—	6.1	13.8	—	—
Settlements	—	—	—	(1.3)	—	—
Employer contribution	2.4	2.4	7.1	7.1	0.3	0.3
Employee contribution	—	—	0.2	0.4	—	—
Benefits paid	(2.4)	(2.4)	(6.8)	(6.5)	(0.3)	(0.3)
Foreign exchange effect	—	—	(1.3)	4.3	—	—
Fair value of plan assets at end of year	—	—	145.2	139.9	—	—
Funded status	$(43.6)	$(46.1)	$(6.1)	$(27.4)	$(2.1)	$(2.4)
Amounts recognized in the statement of financial position are included in:
Other assets	$—	$—	$7.5	$—	$—	$—
Other current liabilities	$2.3	$2.3	$0.5	$0.6	$0.3	$0.3
Other non-current liabilities	41.3	43.8	13.1	26.8	1.8	2.1
Total liabilities	$43.6	$46.1	$13.6	$27.4	$2.1	$2.4
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net loss	$5.6	$7.1	$38.4	$52.1	$—	$0.2
Prior service cost	—	—	2.6	3.0	—	—
Total amounts recognized in accumulated other comprehensive loss	$5.6	$7.1	$41.0	$55.1	$—	$0.2

(1) Actuarial gains related to U.S. and non-U.S. pension benefits for the year ended December 31, 2021 were due primarily to higher discount rates when compared to the rate used in the prior year. Actuarial losses related to U.S. and non-U.S. pension benefits for the year ended December 31, 2020 were due primarily to lower discount rates when compared to the rate used in the prior year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Weighted-average assumptions as of December 31:
Discount rate(1)	2.80%	2.50%	3.31%	1.93%	1.42%	1.87%	2.58%	2.12%	3.10%
Expected return on plan assets	N/A	N/A	N/A	3.93%	3.93%	4.40%	N/A	N/A	N/A
Rate of compensation increase(1)	N/A	N/A	N/A	0.18%	0.17%	0.17%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2021	2020	2019	2021	2020	2019	2021	2020	2019
Components of net periodic cost:
Service cost	$—	$—	$0.2	$1.1	$1.5	$1.9	$—	$—	$—
Interest cost	1.1	1.4	1.6	2.3	2.8	3.6	0.1	0.1	0.1
Expected return on plan assets	—	—	—	(5.3)	(5.4)	(4.7)	—	—	—
Recognition of prior service cost	—	—	—	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss	0.3	—	(0.5)	2.1	1.7	1.5	—	—	—
Settlements	—	—	—	—	—	0.6	—	—	—
Other	—	—	(0.2)	(0.2)	(0.9)	(0.7)	—	—	—
Net periodic cost	$1.4	$1.4	$1.1	$0.1	$(0.2)	$2.3	$0.1	$0.1	$0.1

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - Net in the Consolidated Statement of Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

Pension Settlements

Participants in the Company’s U.K. pension plan may elect to receive a lump-sum settlement of remaining pension benefits under the terms of the plan. As a result of participants electing the lump-sum option during the year ended December 31, 2019, the Company settled $2.4 million of non-U.S. pension obligations. The settlements were paid from plan assets and did not require a cash contribution from the Company. As a result, the Company recorded settlement losses of $0.6 million reflecting the accelerated recognition of unamortized losses in the plan proportionate to the obligation that was settled in 2019.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2021	2020	2021	2020	2021	2020
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$(1.3)	$4.0	$(10.7)	$4.2	$(0.2)	$(0.2)
Amortization of actuarial gain (loss)	(0.2)	—	(2.1)	(1.7)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.2)	—	—
Foreign exchange effect	—	—	(1.2)	1.9	—	—
Total recognized in other comprehensive income (loss)	$(1.5)	$4.0	$(14.1)	$4.2	$(0.2)	$(0.2)

For the Company’s plans, including the U.S. SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2021	2020	2021	2020
Projected benefit obligation	$43.6	$46.1	$52.2	$167.3
Accumulated benefit obligation	$43.6	$46.1	$50.4	$165.2
Fair value of plan assets	$—	$—	$38.6	$139.9

Determination of plan obligations and associated expenses requires the use of actuarial valuations based on certain economic assumptions, which includes discount rates and expected rates of return on plan assets The discount rate enables the Company to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that matches the duration of expected benefit payments at the December 31 measurement date.

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

The overall investment strategy for non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers. Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 70% and 74% of the portfolio at December 31, 2021 and 2020, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 30% and 26% of the portfolio at December 31, 2021 and 2020, respectively. Investments of the plans primarily include investments in companies from diversified industries with 85% invested internationally and 15% invested in North America. The target investment allocations to support the Company’s investment strategy for 2022 are approximately 76% to 77% fixed income securities and approximately 23% to 24% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2021 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$2.3	$2.3	$—	$—
U.S. equities	22.5	—	22.5	—
Non-U.S. equities	16.5	—	16.5	—
Non-U.S. corporate bond funds	2.3	—	2.3	—
Non-U.S. governmental fixed income funds	29.1	—	29.1	—
Group annuity insurance contracts	34.1	—	—	34.1
Real estate	3.9	—	3.9	—
Other securities	34.5	—	34.5	—
Total investments measured at fair value	145.2	$2.3	$108.8	$34.1

The fair value of the Company’s plan assets at December 31, 2020 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$4.4	$4.4	$—	$—
U.S. equities	18.4	—	18.4	—
Non-U.S. equities	14.4	—	14.4	—
Non-U.S. corporate bond funds	2.9	—	2.9	—
Non-U.S. governmental fixed income funds	36.8	—	36.8	—
Group annuity insurance contracts	35.3	—	—	35.3
Real estate	3.8	—	3.8	—
Other securities	23.9	—	23.9	—
Total investments measured at fair value	$139.9	$4.4	$100.2	$35.3

Changes in fair value measurements of Level 3 investments during the years ended December 31, 2021 and 2020 are as follows (in millions):

	December 31, 2021	December 31, 2020
Balance at beginning of year	$35.3	$35.5
Actuarial gain (loss)	1.4	0.8
Interest Income	0.3	0.3
Transfers into (out of) Level 3	(2.4)	(2.4)
Foreign exchange effect	(0.5)	1.1
Balance at end of year	$34.1	$35.3

The Company plans to contribute approximately $2 million to its U.S. defined benefit pension plan and post-retirement plans and approximately $7 million to its non-U.S. defined benefit pension plans in 2022. During the year ended December 31, 2021, the Company contributed $2.6 million to its U.S. defined benefit pension plan and post-retirement plans and $7.1 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2022	$2.4	$5.6	$0.3
2023	$2.5	$6.2	$0.2
2024	$2.5	$6.4	$0.2
2025	$2.5	$6.6	$0.2
2026	$2.5	$6.7	$0.1
2027-2031	$12.2	$34.0	$0.5

For the other benefits, for measurement purposes, an 8.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2021, dropping to 7% in 2022 and then decreasing one-half percentage point per year until it reaches 4.00% for 2028 and thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on total service and interest cost components or post-retirement benefit obligation.

NOTE M – STOCKHOLDERS’ EQUITY

On December 31, 2021, there were 83.4 million shares of common stock issued and 69.2 million shares of common stock outstanding. Of the 216.6 million unissued shares of common stock at that date, 1.9 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury

The Company values treasury stock on an average cost basis. As of December 31, 2021, the Company held 14.2 million shares of common stock in treasury totaling $459.7 million, which include 0.6 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $16.9 million.

Preferred Stock

The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2021 and 2020, there were no shares of preferred stock outstanding.

Long-Term Incentive Plans

In May 2021, the stockholders approved the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Plan”) which increased the number of shares of common stock (“Shares”) authorized for issuance by 2.0 million. The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of Common Stock, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2021, 3.3 million Shares were available for grant under the 2018 Plan.

Under the 2018 Plan, approximately 58% of outstanding awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

Fair value of restricted stock awards is based on the market price at the date of grant approval except for 0.4 million shares based on a market condition. The Company uses the Monte Carlo method to provide grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.

The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date
	March 4, 2021	February 26, 2020	March 12, 2019
Dividend yields	1.12%	2.12%	1.31%
Expected historical volatility	53.03%	36.36%	36.64%
Risk free interest rate	0.29%	1.14%	2.40%
Expected life (in years)	3	3	3
Grant date fair value per share	$54.92	$21.09	$38.77

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2020	2,391,325	$27.64
Granted	638,520	$44.26
Vested	(706,935)	$32.53
Canceled, expired or other	(435,204)	$20.11
Nonvested at December 31, 2021	1,887,706	$34.44

As of December 31, 2021, unrecognized compensation costs related to restricted stock totaled approximately $36 million, which will be expensed over a weighted average period of 1.6 years. The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2021, 2020 and 2019 was $44.26, $22.42 and $33.84, respectively. The total fair value of shares vested for restricted stock awards was $23.0 million, $37.2 million and $44.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Tax benefits associated with stock-based compensation were $5.1 million, $3.5 million and $7.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2019	$(225.6)	$(4.4)	$0.8	$(55.6)	$(284.8)
Current year change	17.4	3.6	1.8	4.5	27.3
Balance at December 31, 2019	(208.2)	(0.8)	2.6	(51.1)	(257.5)
Current year change	63.0	(5.2)	(1.4)	(7.3)	49.1
Balance at December 31, 2020	(145.2)	(6.0)	1.2	(58.4)	(208.4)
Current year change	(42.8)	10.0	(1.2)	13.9	(20.1)
Balance at December 31, 2021	$(188.0)	$4.0	$—	$(44.5)	$(228.5)

As of December 31, 2021, accumulated other comprehensive income (loss) for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $9.9 million, $(1.4) million, $(0.1) million and $2.1 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2021 and 2020. All amounts are net of tax (in millions).

	Year ended December 31, 2021					Year ended December 31, 2020
	CTA	Derivative Hedging Adj. (1)	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)
Other comprehensive income (loss) before reclassifications	(42.7)	21.3	(1.2)	11.9	(10.7)	63.0	(9.2)	(1.4)	(8.6)	43.8
Amounts reclassified from AOCI	(0.1)	(11.3)	—	2.0	(9.4)	—	4.0	—	1.3	5.3
Net other comprehensive income (loss)	(42.8)	10.0	(1.2)	13.9	(20.1)	63.0	(5.2)	(1.4)	(7.3)	49.1
Ending balance	$(188.0)	$4.0	$—	$(44.5)	$(228.5)	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)
(1) Reclassifications primarily relate to $12.1 million of income (net of $3.5 million of tax expense) reclassified from AOCI to Cost of Goods Sold related to commodity swaps.

Share Repurchases

In July 2018, Terex’s Board of Directors authorized the repurchase up to $300 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased by the Company during the years ended December 31, 2021, 2020 and 2019 under this program:

Year Ended December 31	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2021	28,688	$1.2
2020	2,501,900	$54.6
2019	175,275	$4.9

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders in each quarter of 2021, 2020 and 2019:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	$0.12	$0.12	$0.12	$0.12
2020	$0.12	$—	$—	$—
2019	$0.11	$0.11	$0.11	$0.11

In February 2022, Terex’s Board of Directors declared a dividend of $0.13 per share which will be paid to the Company’s shareholders on March 21, 2022.

NOTE N – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial and intellectual property litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract, with retained liability or deductibles. The Company records and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote. The Company believes the outcome of such matters, individually and in aggregate, will not have a material adverse effect on its consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period, TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 104 million ($19 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

Other

The Company is involved in various other legal proceedings which have arisen in the normal course of its operations. The Company has recorded provisions for estimated losses in circumstances where a loss is probable and the amount or range of possible amounts of the loss is estimable.

Credit Guarantees

The Company may assist customers in their rental, leasing and acquisition of its products by facilitating financing transactions directly between (i) end-user customers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. The current amount of the maximum liability is generally limited to our customer’s remaining payments due to the third-party financial institutions at the time of default; however, it cannot be reasonably estimated due to limited availability of the unique facts and circumstances of each arrangement, such as whether changes have been made to the structure of the contractual obligation between the funder and customer.

For credit guarantees outstanding as of December 31, 2021 and 2020, the maximum exposure determined was $143.5 million and $143.8 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6.3 million and $8.3 million at December 31, 2021 and 2020, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.5	$2.5	$(0.8)	$(1.5)	$9.7
Allowance for doubtful accounts - Non-current	11.5	—	(0.8)	—	10.7
Reserve for inventory	61.8	15.0	(2.9)	(16.1)	57.8
Valuation allowances for deferred tax assets	112.1	(12.0)	(0.1)	—	100.0
Totals	$194.9	$5.5	$(4.6)	$(17.6)	$178.2
Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.9	$1.8	$2.6	$(4.8)	$9.5
Allowance for doubtful accounts - Non-current	21.3	0.1	0.9	(10.8)	11.5
Reserve for inventory	53.2	8.1	3.1	(2.6)	61.8
Valuation allowances for deferred tax assets	107.0	(1.7)	6.8	—	112.1
Totals	$191.4	$8.3	$13.4	$(18.2)	$194.9
Year ended December 31, 2019
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.1	$6.4	$(0.6)	$(5.0)	$9.9
Allowance for doubtful accounts - Non-current	21.6	—	(0.3)	—	21.3
Reserve for inventory	49.8	4.1	3.1	(3.8)	53.2
Valuation allowances for deferred tax assets	114.3	(4.1)	(3.2)	—	107.0
Totals	$194.8	$6.4	$(1.0)	$(8.8)	$191.4

(1)Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).
(2)Primarily represents the utilization of established reserves, net of recoveries.