Form 10-Q
period 2022-03-31
TEREX CORP
filed 2022-04-29
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 69.3 million as of April 25, 2022.

The Exhibit Index begins on page 37.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2022 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended March 31, 2022

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Net sales	$1,002.5	$864.2
Cost of goods sold	(816.7)	(688.8)
Gross profit	185.8	175.4
Selling, general and administrative expenses	(111.3)	(113.9)
Income (loss) from operations	74.5	61.5
Other income (expense)
Interest income	0.6	0.7
Interest expense	(10.6)	(15.3)
Loss on early extinguishment of debt	—	(2.1)
Other income (expense) – net	(0.3)	2.6
Income (loss) from continuing operations before income taxes	64.2	47.4
(Provision for) benefit from income taxes	(11.9)	(7.7)
Income (loss) from continuing operations	52.3	39.7
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	0.4
Net income (loss)	$51.9	$40.1

Basic earnings (loss) per share:
Income (loss) from continuing operations	$0.75	$0.57
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	0.01
Net income (loss)	$0.74	$0.58
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$0.74	$0.56
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	0.01
Net income (loss)	$0.73	$0.57
Weighted average number of shares outstanding in per share calculation
Basic	69.8	69.5
Diluted	70.9	70.8

Comprehensive income (loss)	$31.9	$33.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$218.4	$266.9
Trade receivables (net of allowance of $9.5 and $9.7 at March 31, 2022 and December 31, 2021, respectively)	525.6	507.7
Inventories	921.3	813.5
Prepaid and other current assets	169.8	179.7
Total current assets	1,835.1	1,767.8
Non-current assets
Property, plant and equipment – net	433.9	429.6
Goodwill	275.4	280.1
Intangible assets – net	12.7	13.4
Other assets	382.8	372.6
Total assets	$2,939.9	$2,863.5

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$1.9	$5.6
Trade accounts payable	571.5	537.7
Other current liabilities	346.1	366.6
Total current liabilities	919.5	909.9
Non-current liabilities
Long-term debt, less current portion	738.4	668.5
Other non-current liabilities	167.9	175.5
Total liabilities	1,825.8	1,753.9
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 83.9 and 83.4 shares at March 31, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid-in capital	860.7	860.0
Retained earnings	979.5	936.9
Accumulated other comprehensive income (loss)	(248.5)	(228.5)
Less cost of shares of common stock in treasury – 14.6 and 14.2 shares at March 31, 2022 and December 31, 2021, respectively	(478.5)	(459.7)
Total stockholders’ equity	1,114.1	1,109.6
Total liabilities and stockholders’ equity	$2,939.9	$2,863.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2021	69.2	$0.9	$860.0	$936.9	$(228.5)	$(459.7)	$1,109.6
Net income (loss)	—	—	—	51.9	—	—	51.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.0)	—	(20.0)
Issuance of common stock related to compensation	0.5	—	16.3	—	—	—	16.3
Compensation under stock-based plans – net	0.1	—	(15.8)	—	—	1.0	(14.8)
Dividends	—	—	0.2	(9.3)	—	—	(9.1)
Acquisition of treasury stock	(0.5)	—	—	—	—	(19.8)	(19.8)
Balance at March 31, 2022	69.3	$0.9	$860.7	$979.5	$(248.5)	$(478.5)	$1,114.1

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2020	68.6	$0.9	$837.9	$750.3	$(208.4)	$(459.2)	$921.5
Net income (loss)	—	—	—	40.1	—	—	40.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(7.1)	—	(7.1)
Issuance of common stock related to compensation	0.5	—	11.4	—	—	—	11.4
Compensation under stock-based plans – net	0.1	—	(13.8)	—	—	2.8	(11.0)
Dividends	—	—	0.2	(8.5)	—	—	(8.3)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	(0.3)
Other	—	—	—	(0.2)	—	—	(0.2)
Balance at March 31, 2021	69.2	$0.9	$835.7	$781.7	$(215.5)	$(456.7)	$946.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$51.9	$40.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	11.7	12.8
(Gain) loss on disposition of discontinued operations	0.4	(0.4)
Stock-based compensation expense	9.4	9.9
Inventory and other non-cash charges	2.9	4.3
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(20.9)	(114.1)
Inventories	(118.0)	(60.6)
Trade accounts payable	41.9	111.3
Other assets and liabilities	(27.2)	131.4
Foreign exchange and other operating activities, net	(3.8)	3.4
Net cash provided by (used in) operating activities	(51.7)	138.1
Investing Activities
Capital expenditures	(20.1)	(7.3)
Proceeds from sale of capital assets	—	1.2
Acquisitions, net of cash acquired, and investments	(3.1)	—
Net cash provided by (used in) investing activities	(23.2)	(6.1)
Financing Activities
Repayments of debt	—	(197.5)
Proceeds from issuance of debt	65.0	—
Share repurchases	(17.7)	(0.2)
Dividends paid	(9.1)	(8.3)
Other financing activities, net	(10.2)	(8.9)
Net cash provided by (used in) financing activities	28.0	(214.9)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(1.6)	(9.4)
Net Increase (Decrease) in Cash and Cash Equivalents	(48.5)	(92.3)
Cash and Cash Equivalents at Beginning of Period	266.9	670.1
Cash and Cash Equivalents at End of Period	$218.4	$577.8
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2022 and for the three months ended March 31, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2021.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments which do not have readily determinable fair values. All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2022 presentation.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

Cash and cash equivalents include $3.2 million and $3.7 million at March 31, 2022 and December 31, 2021, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Recently Issued Accounting Standards to be Implemented. In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met to ease an entity’s financial reporting burden as the market transitions from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The FASB further issued ASU 2021-01 in January 2021 to clarify the scope of Topic 848. The guidance was effective upon issuance and may be applied through December 31, 2022. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2021	$9.7
Provision for credit losses	0.4
Other adjustments	(0.6)
Balance as of March 31, 2022	$9.5

Guarantees. The Company issues guarantees to financial institutions related to financing of equipment purchases by customers. The expectation of losses or non-performance is evaluated based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Reserves are recorded for expected loss over the contractual period of risk exposure. See Note K – “Litigation and Contingencies” for additional information regarding guarantees issued to financial institutions.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2021	$44.1
Accruals for warranties issued during the period	8.7
Changes in estimates	(1.6)
Settlements during the period	(9.7)
Foreign exchange effect/other	(0.4)
Balance as of March 31, 2022	$41.1

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include commodity swaps, cross currency swaps and foreign exchange contracts, discussed in Note H – “Derivative Financial Instruments” and debt discussed in Note I – “Long-term Obligations”. These instruments are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. The Company designs, builds and supports products used in construction, maintenance, manufacturing, energy, recycling, minerals and materials management applications. Certain Terex products and solutions enable customers to reduce their environmental impact including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, Australia and Asia and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification and financing to parts and service support.

The Company identifies its operating segments according to how business activities are managed and evaluated, and has identified three operating segments: Materials Processing (“MP”), Aerials and Utilities. As Aerials and Utilities operating segments share similar economic characteristics, these operating segments are aggregated into one operating segment, Aerial Work Platforms (“AWP”). The Company operates in two reportable segments: (i) MP and (ii) AWP.

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2022	2021
Net sales
MP	$452.7	$378.2
AWP	551.5	476.7
Corporate and Other / Eliminations	(1.7)	9.3
Total	$1,002.5	$864.2
Income (loss) from operations
MP	$64.5	$49.1
AWP	32.5	26.6
Corporate and Other / Eliminations	(22.5)	(14.2)
Total	$74.5	$61.5

	March 31, 2022	December 31, 2021
Identifiable assets
MP	$1,693.3	$1,648.0
AWP	1,901.4	1,870.8
Corporate and Other / Eliminations	(654.8)	(655.3)
Total	$2,939.9	$2,863.5

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$166.3	$365.4	$1.9	$533.6	$146.4	$296.0	$10.2	$452.6
Western Europe	148.9	103.5	0.1	252.5	118.3	94.3	0.1	212.7
Asia-Pacific	96.7	45.2	—	141.9	82.3	70.3	0.2	152.8
Rest of World (1)	40.8	37.4	(3.7)	74.5	31.2	16.1	(1.2)	46.1
Total (2)	$452.7	$551.5	$(1.7)	$1,002.5	$378.2	$476.7	$9.3	$864.2

(1)     Includes intercompany sales and eliminations.
(2)     Total sales include $487.7 million and $415.7 million for the three months ended March 31, 2022 and 2021, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$403.0	$0.3	$403.3	$—	$356.8	$0.4	$357.2
Materials Processing Equipment	267.2	—	0.5	267.7	228.6	—	—	228.6
Specialty Equipment	184.4	—	0.4	184.8	149.1	—	0.7	149.8
Utility Equipment	—	111.2	—	111.2	—	91.8	0.6	92.4
Other (1)	1.1	37.3	(2.9)	35.5	0.5	28.1	7.6	36.2
Total	$452.7	$551.5	$(1.7)	$1,002.5	$378.2	$476.7	$9.3	$864.2

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2022, the Company recognized income tax expense of $11.9 million on income of $64.2 million, an effective tax rate of 18.5%, as compared to income tax expense of $7.7 million on income of $47.4 million, an effective tax rate of 16.2%, for the three months ended March 31, 2021. The higher effective tax rate for the three months ended March 31, 2022 when compared with the three months ended March 31, 2021 is primarily due to increased tax on the geographic distribution of income partially offset by reduced U.S. tax on foreign income.

NOTE D – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2022	2021
Income (loss) from continuing operations	$52.3	$39.7
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	0.4
Net income (loss)	$51.9	$40.1
Basic shares:
Weighted average shares outstanding	69.8	69.5
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$0.75	$0.57
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	0.01
Net income (loss)	$0.74	$0.58
Diluted shares:
Weighted average shares outstanding – basic	69.8	69.5
Effect of dilutive securities:
Restricted stock awards	1.1	1.3
Diluted weighted average shares outstanding	70.9	70.8
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$0.74	$0.56
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	0.01
Net income (loss)	$0.73	$0.57

Non-vested restricted stock awards and restricted stock units (“restricted stock awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average restricted stock awards of approximately 0.3 million and 0.1 million were outstanding during the three months ended March 31, 2022 and 2021, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE E – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2022	December 31, 2021
Finished equipment	$288.5	$283.0
Replacement parts	167.9	157.3
Work-in-process	153.3	105.5
Raw materials and supplies	311.6	267.7
Inventories	$921.3	$813.5

Work-in-process inventory includes approximately $52 million and $10 million of substantially completed inventory awaiting installation of final components at March 31, 2022 and December 31, 2021, respectively. Information regarding principal materials, components and commodities and any risks associated with these items are included in Item 3. – “Quantitative and Qualitative Disclosures about Market Risk – Commodities Risk.”

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $59.6 million and $57.8 million at March 31, 2022 and December 31, 2021, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2022	December 31, 2021
Property	$55.2	$53.1
Plant	281.8	284.4
Equipment	405.1	402.4
Leasehold improvements	45.1	50.0
Construction in progress	36.6	26.9
Property, plant and equipment – gross	823.8	816.8
Less: Accumulated depreciation	(389.9)	(387.2)
Property, plant and equipment – net	$433.9	$429.6

NOTE G – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2021, gross	$202.2	$139.7	$341.9
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2021, net	179.0	101.1	280.1
Foreign exchange effect and other	(4.1)	(0.6)	(4.7)
Balance at March 31, 2022, gross	198.1	139.1	337.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at March 31, 2022, net	$174.9	$100.5	$275.4

Intangible assets, net were comprised of the following (in millions):

		March 31, 2022			December 31, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.6	$(9.5)	$0.1	$9.8	$(9.7)	$0.1
Customer Relationships	19	31.6	(25.6)	6.0	31.9	(25.4)	6.5
Land Use Rights	79	4.3	(0.8)	3.5	4.4	(0.8)	3.6
Other	8	26.2	(23.1)	3.1	26.3	(23.1)	3.2
Total definite-lived intangible assets		$71.7	$(59.0)	$12.7	$72.4	$(59.0)	$13.4

	Three Months Ended March 31,
(in millions)	2022	2021
Aggregate Amortization Expense	$0.6	$0.4

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2022	$2.3
2023	1.7
2024	1.5
2025	1.4
2026	1.3

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $19.2 million and $22.5 million at March 31, 2022 and December 31, 2021, respectively. Commodity swaps outstanding at March 31, 2022 mature on or before August 31, 2022. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $66.4 million and $68.2 million at March 31, 2022 and December 31, 2021, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at March 31, 2022 mature during the second quarter of 2022.

The Company had $23.7 million and $19.4 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at March 31, 2022 and December 31, 2021, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the underlying hedged transactions settle. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $194.0 million and $139.7 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at March 31, 2022 and December 31, 2021, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying hedged items, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Interest Rate Caps

In October 2021, the Company terminated all outstanding interest rate caps. The Company used interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt. Fair value of interest rate caps were based on the present value of future cash payments and receipts. Changes in the fair value of interest rate were deferred in AOCI. Gains or losses on interest rate caps were reclassified to Interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur.

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2022		December 31, 2021
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$0.1	$1.0	$(0.1)	$0.7
Commodity swaps	Other current assets	6.9	—	4.3	—
Foreign exchange contracts	Other current liabilities	(0.1)	(0.3)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	(0.1)	—	(0.5)	—
Commodity swaps	Other current liabilities	(0.1)	—	(1.1)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(2.0)	—	(2.4)	—
Net derivative asset (liability)		$4.7	$0.7	$0.2	$0.7

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Income Statement Account	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Foreign exchange contracts	$0.1	$—	Cost of goods sold	$—	$—
Commodity swaps	(1.8)	7.9	Cost of goods sold	5.0	(0.3)
Cross currency swaps - net investment hedge	0.7	2.9	Selling, general and administrative expenses	—	—
Interest rate caps	—	3.0	Interest expense	—	(0.3)
Total	$(1.0)	$13.8	Total	$5.0	$(0.6)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Income Statement Accounts in which effects of cash flow hedges are recorded	$(816.7)	$(688.8)	$(10.6)	$(15.3)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	5.0	(0.3)	—	—
Interest rate caps	—	—	—	(0.3)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.1	0.2
Total	$5.0	$(0.3)	$0.1	$(0.1)

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended March 31,
Instrument	Income Statement Account	2022	2021
Foreign exchange contracts	Cost of goods sold	$(0.1)	$(0.2)
Foreign exchange contracts	Other income (expense) – net	(0.7)	(0.1)
	Total	$(0.8)	$(0.3)

In the Condensed Consolidated Statement of Comprehensive Income (Loss), the Company records hedging activity related to commodity swaps, cross currency swaps, foreign exchange contracts and interest rate caps in the accounts for which the hedged items are recorded. On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of March 31, 2022, it is estimated that approximately $5 million of gains are expected to be reclassified into earnings in the next twelve months.

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

The Original Term Loan bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. During the first quarter of 2021, the Company prepaid the 2019 Term Loan prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $2.1 million for accelerated amortization of debt acquisition costs and original issue discount. The 2019 Term Loan bore interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the Company had $77.9 million and $77.8 million, net of discount, respectively, in Term Loans outstanding under the Credit Agreement. The weighted average interest rate on the Term Loans at March 31, 2022 and December 31, 2021 was 2.75%. The Company had $65.0 million of revolving credit amounts outstanding as of March 31, 2022 and no revolving credit amounts outstanding as of December 31, 2021. The weighted average interest rate on the revolving credit amounts at March 31, 2022 was 2.17%.

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

Letters of credit outstanding (in millions):

	March 31, 2022	December 31, 2021
$400 Million Facility	$—	$—
$300 Million Facility	74.3	62.8
Bilateral Arrangements	44.5	45.0
Total	$118.8	$107.8

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

Fair Value of Debt

The Company estimates the fair values of its debt set forth below as of March 31, 2022, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.96000	$576.0
Original Term Loan (net of discount)	$77.9	$0.99875	$77.8

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an active market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the Credit Agreement, approximate fair market value based on maturities for debt of similar terms. Fair values of debt reported in the table above are categorized under Level 2 of the ASC 820 hierarchy. See Note A – “Basis of Presentation” for an explanation of ASC 820 hierarchy.

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

	Three Months Ended March 31,
	2022			2021
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.2	$—	$—	$0.2	$—
Interest cost	0.3	0.7	—	0.3	0.6	—
Expected return on plan assets	—	(1.4)	—	—	(1.4)	—
Amortization of actuarial (gain) loss	0.1	0.3	—	0.1	0.6	—
Net periodic cost	$0.4	$(0.2)	$—	$0.4	$—	$—

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 104 million ($22 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of March 31, 2022 and December 31, 2021, the maximum exposure determined was $140.0 million and $143.5 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6.6 million and $6.3 million at March 31, 2022 and December 31, 2021, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2022 and 2021. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2022					Three Months Ended March 31, 2021
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(188.0)	$4.0	$—	$(44.5)	$(228.5)	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)
Other comprehensive income (loss) before reclassifications	(18.5)	2.9	(1.7)	1.2	(16.1)	(20.2)	13.4	(1.1)	(0.2)	(8.1)
Amounts reclassified from AOCI	(0.4)	(3.9)	—	0.4	(3.9)	—	0.4	—	0.6	1.0
Net other comprehensive income (loss)	(18.9)	(1.0)	(1.7)	1.6	(20.0)	(20.2)	13.8	(1.1)	0.4	(7.1)
Ending balance	$(206.9)	$3.0	$(1.7)	$(42.9)	$(248.5)	$(165.4)	$7.8	$0.1	$(58.0)	$(215.5)

Stock-Based Compensation

During the three months ended March 31, 2022, the Company awarded 0.7 million shares of restricted stock awards to its employees with a weighted average grant date fair value of $40.46 per share. Approximately 58% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

Fair value of restricted stock awards is based on the market price at the date of grant approval except for awards based on a market condition. The Company used the Monte Carlo method to determine grant date fair value of $44.25 per share for awards with a market condition granted on March 17, 2022. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.

The following table presents the weighted-average assumptions used in the valuation:

Grant date
March 17, 2022
Dividend yields	1.31%
Expected volatility	54.25%
Risk free interest rate	2.09%
Expected life (in years)	3

Share Repurchases

In July 2018, Terex’s Board of Directors authorized the repurchase up to $300 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased, inclusive of transactions executed but not settled, by the Company under this program.

Quarter Ended March 31	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2022	508,892	$19.6
2021	—	$—

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders:

Year	First Quarter
2022	$0.13
2021	$0.12

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. We design, build and support products used in construction, maintenance, manufacturing, energy, recycling, minerals and materials management applications. Certain Terex products and solutions enable customers to reduce their environmental impact including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We report our business in the following segments: (i) Materials Processing (“MP”) and (ii) Aerial Work Platforms (“AWP”).

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities less Capital expenditures, net of proceeds from sale of capital assets. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

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

Non-GAAP measures we also use include Net Operating Profit After Tax (“NOPAT”) as adjusted, annualized effective tax rate as adjusted and cash and cash equivalents as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Safety remains our top priority; driven by Think Safe – Work Safe – Home Safe. All Terex team members contributed to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

Our strategic operational priorities of execution, innovation, and growth continue to make excellent progress. We continue to drive penetration of new markets and geographies, which have high growth potential, including recycling, material handling and electrification. Parts and service remain a focus as we enhance our digital offerings for dealers and customers. We also expanded our Utilities customer service footprint in the quarter with a new Atlanta, Georgia facility. In addition to technology and customer experience, we continue to invest for future growth, both organically and inorganically. An important part of our organic growth is our investment in the new Monterrey, Mexico facility. Our Mexico operation has ramped up production and is shipping telehandlers.

Our performance in the first quarter of 2022 reflected strong, global customer demand in our businesses and good execution by our team members in a dynamic and challenging environment. Net sales of $1 billion were up 16% year-over-year as end-markets remained strong. Despite the high inflationary environment, SG&A spending was $3 million lower year-over-year at 11.1% of net sales, reflecting focused cost management. Operating margin of 7.4% expanded 30 basis points driven by higher sales and strict expense discipline. This led to earnings per share (“EPS”) increasing by 32% year-over-year to $0.74 in the first quarter of 2022.

Overall, first quarter financial performance demonstrated continued, strong execution. We continued to experience global supply chain disruptions and significant inflationary pressures due to COVID-19 and geopolitical risks. These issues are causing increased disruptions and cost pressures in materials, logistics, freight and labor. These headwinds have constrained our growth and became more pronounced at the end of the quarter. However, we are aggressively managing these challenges. We have taken pricing actions, but they were only able to partially offset the cost increases we experienced in the quarter. We still anticipate being price cost negative in the first half of 2022 but being price cost neutral for all of 2022.

MP had another strong quarter with net sales up 20% from the prior year period driven by strong customer sentiment across all end-markets and geographies. Our mobile crushing and screening businesses are benefiting from the strength of aggregates demand for infrastructure and sand for silicon used in semiconductors. Secular growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. The strength of residential construction is driving demand for our cement products in the U.S. Our material handlers are benefiting from strong scrap steel prices as steel prices remain elevated. The strength of commodity prices is driving demand for our pick and carry cranes in Australia. MP has been aggressively managing all elements of cost resulting in a 14.2% operating margin for the quarter. We are encouraged by MP’s backlog of $1.2 billion, which is up 66% compared to the prior year period.

AWP’s first quarter 2022 net sales increased 16% compared to last year, driven by strong global end market demand. Construction, infrastructure, and industrial applications are driving demand for Genie products. In addition, the fundamentals of the North American and European replacement cycle are strong as fleets age and customers have strong utilization rates. Globally, increased adoption continues to improve labor efficiency and jobsite safety. Except for China, demand remains strong for Genie products in all regions. Our Utilities business is benefiting from electric grid expansion as well as the demand for 5G telecom across the United States. AWP delivered operating margins of 5.9% in the quarter driven by strict expense management. AWP’s end market strength is demonstrated by its backlog of $2.3 billion, up 77% year-over-year.

In the first quarter of 2022, our largest market remained North America, which represented approximately 54% of our global sales. As compared to the prior year period, our sales were up double digits in every major geography except for Asia Pacific which was down single digits.

We continued to execute our disciplined capital allocation strategy in the first quarter of 2022. We are making strategic investments in our businesses as described above and we also continued to return capital to shareholders. In February 2022, our Board of Directors approved increasing our quarterly dividend by 8% to $0.13 per share. We also completed $20 million of share repurchases in the quarter. We typically use cash in the first quarter of the year and had a negative free cash flow of $72 million in the first quarter of 2022. We continue to maintain ample liquidity and as of March 31, 2022, we had $753 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong globally for our products and services. However, the global operating environment, became increasingly difficult and unpredictable as the quarter progressed and it continues here into the second quarter. Despite these challenges, we are maintaining our outlook for 2022 EPS to be between $3.55 and $4.05, on net sales between $4.1 billion and $4.3 billion. We are operating in an unprecedented environment with supply chain challenges, inflationary pressures, geopolitical uncertainty, and highly restrictive China COVID-19 policies, so results could change, positively or negatively.

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

In the calculation of ROIC, we adjust annualized effective tax rate to reflect management’s expectation of the full year effective tax rate to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Cash and cash equivalents is adjusted to include amounts recorded as held for sale. Furthermore, debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ adjusted NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Terex management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2022 was 19.2%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '22	Dec '21	Sep '21	Jun '21	Mar '21
Annualized effective tax rate as adjusted(1)	20.5%	17.6%	17.6%	17.6%
Income (loss) from operations	$74.5	$69.8	$74.2	$122.5
Multiplied by: 1 minus annualized effective tax rate	79.5%	82.4%	82.4%	82.4%
Adjusted net operating income (loss) after tax	$59.2	$57.5	$61.1	$100.9
Debt	$740.3	$674.1	$893.4	$894.2	$979.2
Less: Cash and cash equivalents as adjusted	(218.4)	(266.9)	(558.2)	(547.5)	(577.8)
Debt less Cash and cash equivalents as adjusted	521.9	407.2	335.2	346.7	401.4
Stockholders’ equity	1,114.1	1,109.6	1,050.7	1,033.9	946.1
Debt less Cash and cash equivalents as adjusted plus Stockholders’ equity	$1,636.0	$1,516.8	$1,385.9	$1,380.6	$1,347.5

(1) The annualized effective tax rate for each 2021 period represents the actual full year 2021 effective tax rate.

March 31, 2022 ROIC	19.2%
NOPAT as adjusted (last 4 quarters)	$278.7
Average Debt less Cash and cash equivalents as adjusted plus Stockholders’ equity (5 quarters)	$1,453.4

	As of 3/31/22	As of 12/31/21	As of 9/30/21	As of 6/30/21	As of 3/31/21
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$218.4	$266.9	$553.2	$542.2	$572.9
Cash and cash equivalents - assets held for sale	—	—	5.0	5.3	4.9
Cash and cash equivalents as adjusted	$218.4	$266.9	$558.2	$547.5	$577.8

Three Months Ended March 31, 2022	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$64.2	$(11.9)	18.5%
Effect of adjustments:
Tax related	—	(1.3)
As adjusted	$64.2	$(13.2)	20.5%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared with Three Months Ended March 31, 2021

Consolidated

	Three Months Ended March 31,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,002.5	—	$864.2	—	16.0%
Gross profit	$185.8	18.5%	$175.4	20.3%	5.9%
SG&A	$111.3	11.1%	$113.9	13.2%	(2.3)%
Income from operations	$74.5	7.4%	$61.5	7.1%	21.1%

Net sales for the three months ended March 31, 2022 increased $138.3 million when compared to the same period in 2021. The increase in net sales was primarily due to strong demand for our products across multiple businesses. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $32 million.

Gross profit for the three months ended March 31, 2022 increased $10.4 million when compared to the same period in 2021. The increase was primarily due to higher sales volume. However, price realization was more than offset by material, labor and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

SG&A costs for the three months ended March 31, 2022 decreased $2.6 million when compared to the same period in 2021 primarily due to continued cost discipline across all areas of our business.

Income from operations for the three months ended March 31, 2022 increased $13.0 million when compared to the same period in 2021. The increase was primarily due to higher sales volume. However, price realization was more than offset by cost increases and the negative impact of changes in foreign exchange rates.

Materials Processing

	Three Months Ended March 31,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$452.7	—	$378.2	—	19.7%
Income from operations	$64.5	14.2%	$49.1	13.0%	31.4%

Net sales for the MP segment for the three months ended March 31, 2022 increased $74.5 million when compared to the same period in 2021 primarily due to robust end-market demand for aggregates and material handlers in all major geographies, cranes in Asia-Pacific, and concrete mixer trucks and environmental equipment in North America. Net sales were negatively impacted by the effects of foreign exchange rate changes of approximately $17 million.

Income from operations for the three months ended March 31, 2022 increased $15.4 million when compared to the same period in 2021 primarily due to higher sales volume. Price realization offset material, labor and freight cost increases due to global supply chain disruptions and significant inflationary pressures.

Aerial Work Platforms

	Three Months Ended March 31,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$551.5	—	$476.7	—	15.7%
Income from operations	$32.5	5.9%	$26.6	5.6%	22.2%

Net sales for the AWP segment for the three months ended March 31, 2022 increased $74.8 million when compared to the same period in 2021 primarily due to higher demand driven by fleet replacement and end-market growth for aerial work platforms, utility products and telehandlers in North America, partially offset by lower demand for aerial work platforms in China. Net sales were negatively impacted by the effects of foreign exchange rate changes of approximately $15 million.

Income from operations for the three months ended March 31, 2022 increased $5.9 million when compared to the same period in 2021 primarily due to higher sales volume. However, price realization was more than offset by material, labor and freight cost increases due to global supply chain disruptions and significant inflationary pressures.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(1.7)	—	$9.3	—	(118.3)%
Loss from operations	$(22.5)	*	$(14.2)	*	(58.5)%
* Not a meaningful percentage

Net sales include on-book financing activities of Terex Financial Services (“TFS”), governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue.

Loss from operations for the three months ended March 31, 2022 increased $8.3 million when compared to the same period in 2021. The increase in operating loss is primarily due to a gain on the sale of assets in the prior period and the negative impact of changes in foreign exchange rates, provision for litigation on former product lines and restructuring charges in the current year, partially offset by lower SG&A.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2022, our interest expense, net of interest income, was $10.0 million, or $4.6 million lower than the same period in the prior year primarily due to a decrease in average borrowings.

Loss on Early Extinguishment of Debt

During the three months ended March 31, 2021, we recorded a loss on early extinguishment of debt of $2.1 million related to the prepayment of the 2019 Term Loan, as defined in Note I - “Long-Term Obligations”.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2022 was expense of $0.3 million compared to income of $2.6 million in the same period in the prior year. The increase in expense was primarily due to lower mark-to-market gains recorded on an equity investment and higher foreign exchange translation losses in the current year compared to the same period in the prior year.

Income Taxes

During the three months ended March 31, 2022, we recognized income tax expense of $11.9 million on income of $64.2 million, an effective tax rate of 18.5%, as compared to income tax expense of $7.7 million on income of $47.4 million, an effective tax rate of 16.2%, for the three months ended March 31, 2021. The higher effective tax rate for the three months ended March 31, 2022 when compared with the three months ended March 31, 2021 is primarily due to increased tax on the geographic distribution of income partially offset by reduced U.S. tax on foreign income.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At March 31, 2022, we had cash and cash equivalents of $218.4 million and undrawn availability under our revolving line of credit of $535 million, giving us total liquidity of approximately $753 million. During the three months ended March 31, 2022, our liquidity decreased by approximately $114 million from December 31, 2021 primarily due to cash used in our operating activities, share repurchases and capital expenditures.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2024 and we have increased our focus on free cash flow generation. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

We had free cash flow use of $71.8 million for the three months ended March 31, 2022.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2022
Net cash provided by (used in) operating activities	$(51.7)
Capital expenditures, net of proceeds from sale of capital assets	(20.1)
Free cash flow (use)	$(71.8)

Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2022, we sold, without material recourse, approximately $141 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 21.2% at March 31, 2022.

The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2022 (in millions):

Three Months Ended 3/31/2022
Net Sales	$1,002.5
x	4
Trailing Three Month Annualized Net Sales	$4,010.0

As of 3/31/22
Inventories	$921.3
Trade Receivables	525.6
Trade Accounts Payable	(571.5)
Customer Advances	(25.6)
Working Capital	$849.8

On January 31, 2017, we entered into a credit agreement which was subsequently amended to include (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024. On April 1, 2021, we entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, which maturity will spring forward to November 1, 2023 if the principal outstanding under the $400 million senior secured term loan (the “Original Term Loan”) is not repaid or the maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of the London Interbank Offered Rate as a benchmark rate. See Note I - “Long-Term Obligations” in our Condensed Consolidated Financial Statements for additional information regarding the Credit Agreement.

Borrowings under the Credit Agreement at March 31, 2022 were $77.9 million, net of discount, on the Original Term Loan and $65.0 million on the Revolver. At March 31, 2022, the weighted average interest rate was 2.75% on the Original Term Loan and 2.17% on the Revolver.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances.

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the three months ended March 31, 2022, we repurchased — shares for $17.5 million under this authorization leaving approximately $122 million available for repurchase under this program. In the first quarter of 2022, our Board of Directors declared a dividend of $0.13 per share, which was paid to the Company’s shareholders.

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

Cash Flows

Cash used in operations for the three months ended March 31, 2022 totaled $51.7 million, compared to cash provided by operations of $138.1 million for the three months ended March 31, 2021. The change in operating cash was primarily driven by proceeds from the sale of finance receivables received in the prior year and higher working capital and incentive compensation payments in the current year.

Cash used in investing activities was $23.2 million and $6.1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in cash used in investing activities relates primarily to higher capital expenditures and investment activity.

Cash provided by financing activities was $28.0 million for the three months ended March 31, 2022, compared to cash used in financing activities of $214.9 million for the three months ended March 31, 2021. The increase in cash provided by financing activities was primarily due to debt prepayments in the prior year compared to borrowings in the current year, partially offset by share repurchases.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

We may assist customers in their rental, leasing and acquisition of our products by facilitating financing transactions directly between (i) end-user customers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. The expectation of losses or non-performance is evaluated based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Many of these factors, including the assessment of a customer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. Our maximum liability is generally limited to our customer’s remaining payments due to the third-party financial institutions at the time of default. In the event of a customer default, we are generally able to recover and dispose of the equipment at a minimum loss, if any, to us. Reserves are recorded for expected loss over the contractual period of risk exposure.

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

At March 31, 2022, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2022 would have had approximately a $8 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At March 31, 2022, 19.3% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.46%.

At March 31, 2022, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2022 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. Our manufacturing operations continue to be adversely affected by material shortages and production delays as the continuity of supply was impacted by capacity constraints, global logistics disruptions, raw material shortages and COVID-19 related production downtime at certain component suppliers. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays through the remainder of 2022.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. We have seen a rise in input costs across most materials and components which has adversely affected our financial performance. Additionally, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process and duty draw back mechanism. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of March 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021, except for the risk factor updated below:

Changes in import/export regulatory regimes, imposition of tariffs, escalation of global trade conflicts and unfairly traded imports, particularly from China, could continue to negatively impact our business.

The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices, and previously raised the possibility of imposing additional tariff increases or expanding the tariffs to capture other types of goods. In response, many of these foreign governments have imposed retaliatory tariffs on goods that their countries import from the U.S. Changes in U.S. trade policy have resulted, and may continue to result, in one or more foreign governments adopting responsive trade policies that make it more difficult or costly for us to do business in or import our products from those countries. For example, tariffs on certain Chinese origin goods impact the cost of material and machines we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import from our manufacturing operations in China, is leading to higher input costs and lower margins on certain products we sell. In addition, tariffs imposed by the Chinese government on U.S. imports have made the cost of some of our products more expensive for our Chinese customers.

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

We have been able to mitigate a portion of the effects of tariffs through the U.S. government’s duty draw-back mechanism and will further mitigate the impact through the reinstated tariff exclusions on certain components. However, if we are unable to recover a substantial portion of increased costs from our customers and suppliers, the reinstated exclusions or duty draw-back, our business or results of operations could be adversely affected.

The Coalition of American Manufacturers of Mobile Access Equipment, an alliance of mobile access equipment producers in the U.S. of which we are a member, pursued anti-dumping and countervailing cases against unfairly traded Chinese imports of mobile access equipment. The U.S. Department of Commerce has issued countervailing and anti-dumping duty rates on mobile access equipment from China. If these duties are not enough to offset the subsidies provided by the Chinese government to Chinese mobile access equipment manufacturers and/or if the duties are modified as a result of any appeal process, we may continue to operate at a disadvantage to Chinese manufacturers. This could result in reduced demand for our products in the U.S. and have an adverse effect on our business or results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2022 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2022 - January 31, 2022	37,258	$41.54	35,859	$137,852
February 1, 2022 - February 28, 2022	86,340	$40.82	85,328	$134,369
March 1, 2022 - March 31, 2022	334,431	$37.85	331,384	$121,829
Total	458,029	$38.71	452,571	$121,829

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

TEREX CORPORATION
(Registrant)

Date:	April 29, 2022	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date:	April 29, 2022	/s/ Stephen A. Johnston
Stephen A. Johnston
Chief Accounting Officer
(Principal Accounting Officer)