Form 10-Q
period 2022-06-30
TEREX CORP
filed 2022-08-03
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 67.8 million as of July 28, 2022.

The Exhibit Index begins on page 43.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2022 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•our ability to attract and retain key management personnel and skilled labor;
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
For the Quarterly Period Ended June 30, 2022

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$1,077.1	$1,038.7	$2,079.6	$1,902.9
Cost of goods sold	(864.2)	(807.1)	(1,680.9)	(1,495.9)
Gross profit	212.9	231.6	398.7	407.0
Selling, general and administrative expenses	(109.0)	(109.1)	(220.3)	(223.0)
Income (loss) from operations	103.9	122.5	178.4	184.0
Other income (expense)
Interest income	0.4	1.6	1.0	2.3
Interest expense	(11.7)	(13.0)	(22.3)	(28.3)
Loss on early extinguishment of debt	(0.1)	(25.6)	(0.1)	(27.7)
Other income (expense) – net	(3.3)	1.2	(3.6)	3.8
Income (loss) from continuing operations before income taxes	89.2	86.7	153.4	134.1
(Provision for) benefit from income taxes	(15.1)	(14.4)	(27.0)	(22.1)
Income (loss) from continuing operations	74.1	72.3	126.4	112.0
Gain (loss) on disposition of discontinued operations – net of tax	—	1.6	(0.4)	2.0
Net income (loss)	$74.1	$73.9	$126.0	$114.0

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.08	$1.04	$1.82	$1.61
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—	0.03
Net income (loss)	$1.08	$1.06	$1.82	$1.64
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.07	$1.02	$1.80	$1.58
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—	0.03
Net income (loss)	$1.07	$1.04	$1.80	$1.61
Weighted average number of shares outstanding in per share calculation
Basic	68.9	69.8	69.3	69.7
Diluted	69.3	70.9	70.1	70.9

Comprehensive income (loss)	$1.7	$89.4	$33.6	$122.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$253.3	$266.9
Trade receivables (net of allowance of $9.3 and $9.7 at June 30, 2022 and December 31, 2021, respectively)	558.9	507.7
Inventories	963.2	813.5
Prepaid and other current assets	133.8	179.7
Total current assets	1,909.2	1,767.8
Non-current assets
Property, plant and equipment – net	441.8	429.6
Goodwill	267.4	280.1
Intangible assets – net	12.0	13.4
Other assets	363.3	372.6
Total assets	$2,993.7	$2,863.5

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2.1	$5.6
Trade accounts payable	604.6	537.7
Accrued freight	52.4	36.2
Other current liabilities	295.9	330.4
Total current liabilities	955.0	909.9
Non-current liabilities
Long-term debt, less current portion	826.1	668.5
Other non-current liabilities	163.7	175.5
Total liabilities	1,944.8	1,753.9
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 84.0 and 83.4 shares at June 30, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid-in capital	867.0	860.0
Retained earnings	1,044.6	936.9
Accumulated other comprehensive income (loss)	(320.9)	(228.5)
Less cost of shares of common stock in treasury – 16.6 and 14.2 shares at June 30, 2022 and December 31, 2021, respectively	(542.7)	(459.7)
Total stockholders’ equity	1,048.9	1,109.6
Total liabilities and stockholders’ equity	$2,993.7	$2,863.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2021	69.2	$0.9	$860.0	$936.9	$(228.5)	$(459.7)	$1,109.6
Net income (loss)	—	—	—	51.9	—	—	51.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.0)	—	(20.0)
Issuance of common stock related to compensation	0.5	—	16.3	—	—	—	16.3
Compensation under stock-based plans – net	0.1	—	(15.8)	—	—	1.0	(14.8)
Dividends	—	—	0.2	(9.3)	—	—	(9.1)
Acquisition of treasury stock	(0.5)	—	—	—	—	(19.8)	(19.8)
Balance at March 31, 3022	69.3	$0.9	$860.7	$979.5	$(248.5)	$(478.5)	$1,114.1
Net income (loss)	—	—	—	74.1	—	—	74.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(72.4)	—	(72.4)
Issuance of common stock related to compensation	0.1	—	1.8	—	—	—	1.8
Compensation under stock-based plans – net	(0.1)	—	4.3	—	—	0.1	4.4
Dividends	—	—	0.2	(9.1)	—	—	(8.9)
Acquisition of treasury stock	(1.9)	—	—	—	—	(64.3)	(64.3)
Other	—	—	—	0.1	—	—	0.1
Balance at June 30, 2022	67.4	$0.9	$867.0	$1,044.6	$(320.9)	$(542.7)	$1,048.9

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2020	68.6	$0.9	$837.9	$750.3	$(208.4)	$(459.2)	$921.5
Net income (loss)	—	—	—	40.1	—	—	40.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(7.1)	—	(7.1)
Issuance of common stock related to compensation	0.5	—	11.4	—	—	—	11.4
Compensation under stock-based plans – net	0.1	—	(13.8)	—	—	2.8	(11.0)
Dividends	—	—	0.2	(8.5)	—	—	(8.3)
Acquisition of treasury stock	—	—	—	—	—	(0.3)	(0.3)
Other	—	—	—	(0.2)	—	—	(0.2)
Balance at March 31, 2021	69.2	$0.9	$835.7	$781.7	$(215.5)	$(456.7)	$946.1
Net income (loss)	—	—	—	73.9	—	—	73.9
Other comprehensive income (loss) – net of tax	—	—	—	—	15.5	—	15.5
Issuance of common stock related to compensation	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	7.8	—	—	0.1	7.9
Dividends	—	—	0.1	(8.5)	—	—	(8.4)
Acquisition of treasury stock	—	—	—	—	—	(1.4)	(1.4)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance at June 30, 2021	69.2	$0.9	$844.0	$847.0	$(200.0)	$(458.0)	$1,033.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$126.0	$114.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	23.5	25.3
Loss on early extinguishment of debt	0.1	27.7
Stock-based compensation expense	16.2	17.6
Inventory and other non-cash charges	10.2	8.9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(68.8)	(172.6)
Inventories	(193.4)	(111.2)
Trade accounts payable	90.3	184.3
Other assets and liabilities	26.7	171.7
Foreign exchange and other operating activities, net	(11.5)	3.5
Net cash provided by (used in) operating activities	19.3	269.2
Investing Activities
Capital expenditures	(47.0)	(23.9)
Acquisitions, net of cash acquired, and investments	(8.2)	(25.9)
Other investing activities, net	0.4	1.2
Net cash provided by (used in) investing activities	(54.8)	(48.6)
Financing Activities
Repayments of debt	(33.0)	(881.5)
Proceeds from issuance of debt	185.1	600.1
Payment of debt extinguishment costs	—	(16.9)
Share repurchases	(82.9)	(1.5)
Dividends paid	(18.0)	(16.7)
Other financing activities, net	(13.2)	(21.2)
Net cash provided by (used in) financing activities	38.0	(337.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(16.1)	(5.5)
Net Increase (Decrease) in Cash and Cash Equivalents	(13.6)	(122.6)
Cash and Cash Equivalents at Beginning of Period	266.9	670.1
Cash and Cash Equivalents at End of Period	$253.3	$547.5
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2021.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

On April 22, 2022, the Company acquired a 100% ownership interest in Steelweld Fabrications Limited (“Steelweld”), a manufacturer of heavy fabrications based in Northern Ireland, to facilitate manufacturing of certain Materials Processing (“MP”) products. Total cash consideration was approximately $6 million. The transaction was recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. See Note G – “Goodwill and Intangible Assets” for additional information regarding goodwill recognized as a result of the acquisition. Steelweld’s results of operations are consolidated within the MP segment in the Condensed Consolidated Financial Statements from the date of acquisition.

On July 29, 2022, the Company entered into an Asset and Stock Purchase Agreement to acquire a 100% ownership interest in ProAll International Mfg. Inc. and ProAll UK Limited and related assets (“ProAll”), a manufacturer of volumetric mixers based in Canada. Total consideration was approximately $39 million. The transaction will be recorded as a business combination using the acquisition method of accounting. ProAll’s results of operations will be consolidated within the MP segment in the Condensed Consolidated Financial Statements from the date of acquisition.

Cash and cash equivalents include $3.7 million at June 30, 2022 and December 31, 2021 which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2021	$9.7
Provision for credit losses	0.6
Other (1)	(1.0)
Balance as of June 30, 2022	$9.3
(1)     Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2021	$44.1
Accruals for warranties issued during the period	17.9
Changes in estimates	(0.4)
Settlements during the period	(18.8)
Foreign exchange effect/other	(1.6)
Balance as of June 30, 2022	$41.2

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

The Company identifies its operating segments according to how business activities are managed and evaluated, and has identified three operating segments: MP, Aerials and Utilities. As Aerials and Utilities operating segments share similar economic characteristics, these operating segments are aggregated into one operating segment, Aerial Work Platforms (“AWP”). The Company operates in two reportable segments: (i) MP and (ii) AWP.

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales
MP	$480.7	$440.8	$933.4	$819.0
AWP	597.7	595.2	1,149.2	1,071.9
Corporate and Other / Eliminations	(1.3)	2.7	(3.0)	12.0
Total	$1,077.1	$1,038.7	$2,079.6	$1,902.9
Income (loss) from operations
MP	$79.5	$72.1	$144.0	$121.2
AWP	46.2	65.2	78.7	91.8
Corporate and Other / Eliminations	(21.8)	(14.8)	(44.3)	(29.0)
Total	$103.9	$122.5	$178.4	$184.0

	June 30, 2022	December 31, 2021
Identifiable assets
MP	$1,685.7	$1,648.0
AWP	1,990.6	1,870.8
Corporate and Other / Eliminations	(682.6)	(655.3)
Total	$2,993.7	$2,863.5

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$205.5	$416.6	$1.5	$623.6	$182.7	$393.2	$5.2	$581.1
Western Europe	145.8	91.1	0.1	237.0	143.6	89.7	0.1	233.4
Asia-Pacific	91.2	50.4	—	141.6	80.2	90.8	0.2	171.2
Rest of World (1)	38.2	39.6	(2.9)	74.9	34.3	21.5	(2.8)	53.0
Total (2)	$480.7	$597.7	$(1.3)	$1,077.1	$440.8	$595.2	$2.7	$1,038.7

(1)     Includes intercompany sales and eliminations.
(2)     Total sales include $564.1 million and $522.8 million for the three months ended June 30, 2022 and 2021, respectively, attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$371.8	$782.0	$3.4	$1,157.2	$329.1	$689.2	$15.4	$1,033.7
Western Europe	294.7	194.6	0.2	489.5	261.9	184.0	0.2	446.1
Asia-Pacific	187.9	95.6	—	283.5	162.5	161.1	0.4	324.0
Rest of World (1)	79.0	77.0	(6.6)	149.4	65.5	37.6	(4.0)	99.1
Total (2)	$933.4	$1,149.2	$(3.0)	$2,079.6	$819.0	$1,071.9	$12.0	$1,902.9

(1)     Includes intercompany sales and eliminations.
(2)     Total sales include $1,051.8 million and $938.5 million for the six months ended June 30, 2022 and 2021, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$436.0	$0.5	$436.5	$—	$448.4	$0.2	$448.6
Materials Processing Equipment	282.1	—	—	282.1	261.3	—	—	261.3
Specialty Equipment	198.3	—	0.3	198.6	179.5	—	0.8	180.3
Utility Equipment	—	115.4	—	115.4	—	95.9	—	95.9
Other (1)	0.3	46.3	(2.1)	44.5	—	50.9	1.7	52.6
Total	$480.7	$597.7	$(1.3)	$1,077.1	$440.8	$595.2	$2.7	$1,038.7

(1)     Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$839.0	$0.8	$839.8	$—	$805.2	$0.6	$805.8
Materials Processing Equipment	549.3	—	0.5	549.8	489.9	—	—	489.9
Specialty Equipment	382.7	—	0.7	383.4	328.6	—	1.5	330.1
Utility Equipment	—	226.6	—	226.6	—	187.7	0.6	188.3
Other (1)	1.4	83.6	(5.0)	80.0	0.5	79.0	9.3	88.8
Total	$933.4	$1,149.2	$(3.0)	$2,079.6	$819.0	$1,071.9	$12.0	$1,902.9

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2022, the Company recognized income tax expense of $15.1 million on income of $89.2 million, an effective tax rate of 16.9%, as compared to income tax expense of $14.4 million on income of $86.7 million, an effective tax rate of 16.6%, for the three months ended June 30, 2021. The higher effective tax rate for the three months ended June 30, 2022 when compared with the three months ended June 30, 2021 is primarily due to lower favorable discrete benefit in the current quarter largely offset by reduced tax on the geographic distribution of income.

During the six months ended June 30, 2022, the Company recognized income tax expense of $27.0 million on income of $153.4 million, an effective tax rate of 17.6%, as compared to income tax expense of $22.1 million on income of $134.1 million, an effective tax rate of 16.5%, for the six months ended June 30, 2021. The higher effective tax rate for the six months ended June 30, 2022 when compared with the six months ended June 30, 2021 is primarily due to lower favorable discrete benefit in the current year period partially offset by reduced U.S. tax on foreign income.

NOTE D – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$74.1	$72.3	$126.4	$112.0
Gain (loss) on disposition of discontinued operations – net of tax	—	1.6	(0.4)	2.0
Net income (loss)	$74.1	$73.9	$126.0	$114.0
Basic shares:
Weighted average shares outstanding	68.9	69.8	69.3	69.7
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.08	$1.04	$1.82	$1.61
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—	0.03
Net income (loss)	$1.08	$1.06	$1.82	$1.64
Diluted shares:
Weighted average shares outstanding – basic	68.9	69.8	69.3	69.7
Effect of dilutive securities:
Restricted stock awards	0.4	1.1	0.8	1.2
Diluted weighted average shares outstanding	69.3	70.9	70.1	70.9
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.07	$1.02	$1.80	$1.58
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—	0.03
Net income (loss)	$1.07	$1.04	$1.80	$1.61

Non-vested restricted stock awards and restricted stock units (“Restricted Stock Awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock Awards of approximately 0.9 million and 0.1 million were outstanding during the three months ended June 30, 2022 and 2021, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock Awards of approximately 0.6 million and 0.1 million were outstanding during the six months ended June 30, 2022 and 2021, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE E – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2022	December 31, 2021
Finished equipment	$320.3	$283.0
Replacement parts	156.7	157.3
Work-in-process	166.9	105.5
Raw materials and supplies	319.3	267.7
Inventories	$963.2	$813.5

Work-in-process inventory includes approximately $63 million and $10 million of substantially completed inventory awaiting installation of final components at June 30, 2022 and December 31, 2021, respectively.

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $57.5 million and $57.8 million at June 30, 2022 and December 31, 2021, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2022	December 31, 2021
Property	$55.7	$53.1
Plant	275.1	284.4
Equipment	403.4	402.4
Leasehold improvements	44.9	50.0
Construction in progress	54.0	26.9
Property, plant and equipment – gross	833.1	816.8
Less: Accumulated depreciation	(391.3)	(387.2)
Property, plant and equipment – net	$441.8	$429.6

NOTE G – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2021, gross	$202.2	$139.7	$341.9
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2021, net	179.0	101.1	280.1
Acquisitions	3.0	—	3.0
Foreign exchange effect and other	(13.9)	(1.8)	(15.7)
Balance at June 30, 2022, gross	191.3	137.9	329.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at June 30, 2022, net	$168.1	$99.3	$267.4

In connection with the Steelweld acquisition, the Company recognized goodwill of $3.0 million during the period. The goodwill was assigned to the MP reporting unit and attributable primarily to the assembled workforce and expected synergies from the business combination. The goodwill is not expected to be deductible for income tax purposes. See Note A – “Basis of Presentation” for additional information regarding the Steelweld acquisition.

Intangible assets, net were comprised of the following (in millions):

		June 30, 2022			December 31, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.1	$(9.0)	$0.1	$9.8	$(9.7)	$0.1
Customer Relationships	19	31.6	(25.7)	5.9	31.9	(25.4)	6.5
Land Use Rights	80	4.1	(0.8)	3.3	4.4	(0.8)	3.6
Other	8	25.9	(23.2)	2.7	26.3	(23.1)	3.2
Total definite-lived intangible assets		$70.7	$(58.7)	$12.0	$72.4	$(59.0)	$13.4

In connection with the Steelweld acquisition, the Company recognized customer relationships of $0.6 million with an estimated useful life of three years during the period. See Note A – “Basis of Presentation” for additional information regarding the Steelweld acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2022	2021	2022	2021
Aggregate Amortization Expense	$0.6	$0.5	$1.2	$0.9

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2022	$2.4
2023	1.9
2024	1.7
2025	1.5
2026	1.3

NOTE H – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company uses derivatives to manage commodity, currency and interest rate exposures. For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and methods of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified, and it must be probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged. The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis.

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $15.6 million and $22.5 million at June 30, 2022 and December 31, 2021, respectively. Commodity swaps outstanding at June 30, 2022 mature on or before August 31, 2023. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $62.9 million and $68.2 million at June 30, 2022 and December 31, 2021, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at June 30, 2022 mature during the third quarter of 2022.

The Company had $0.3 million and $19.4 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at June 30, 2022 and December 31, 2021, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the underlying hedged transactions settle. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $204.1 million and $139.7 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at June 30, 2022 and December 31, 2021, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2022		December 31, 2021
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$1.8	$(0.1)	$0.7
Cross currency swaps - net investment hedge	Other current assets	1.0	—	—	—
Commodity swaps	Other current assets	1.0	—	4.3	—
Cross currency swaps - net investment hedge	Other non-current assets	0.8	—	—	—
Foreign exchange contracts	Other current liabilities	—	(1.0)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	—	—	(0.5)	—
Commodity swaps	Other current liabilities	(0.9)	—	(1.1)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(0.1)	—	(2.4)	—
Net derivative asset (liability)		$1.8	$0.8	$0.2	$0.7

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Income Statement Account	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Foreign exchange contracts	$(0.1)	$—	Cost of goods sold	$0.1	$0.1
Commodity swaps	(5.1)	(6.9)	Cost of goods sold	2.3	7.3
Cross currency swaps - net investment hedge	3.0	3.7	Selling, general and administrative expenses	—	—
Total	$(2.2)	$(3.2)	Total	$2.4	$7.4

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Income Statement Account	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Foreign exchange contracts	$—	$—	Cost of goods sold	$0.1	$0.1
Commodity swaps	7.0	14.9	Cost of goods sold	1.7	1.4
Cross currency swaps - net investment hedge	(0.7)	2.2	Selling, general and administrative expenses	—	—
Interest rate caps	(0.4)	2.6	Interest expense	(0.3)	(0.6)
Total	$5.9	$19.7	Total	$1.5	$0.9

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Income Statement Accounts in which effects of cash flow hedges are recorded	$(864.2)	$(1,680.9)	$(11.7)	$(22.3)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	0.1	0.1	—	—
Commodity swaps	2.3	7.3	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.2	0.3
Total	$2.4	$7.4	$0.2	$0.3

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Income Statement Accounts in which effects of cash flow hedges are recorded	$(807.1)	$(1,495.9)	$(13.0)	$(28.3)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	0.1	0.1	—	—
Commodity swaps	1.7	1.4	—	—
Interest rate caps	—	—	(0.3)	(0.6)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.1	0.3
Total	$1.8	$1.5	$(0.2)	$(0.3)

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Income Statement Account	2022	2021	2022	2021
Foreign exchange contracts	Cost of goods sold	$1.0	$0.2	$0.9	$—
Foreign exchange contracts	Other income (expense) – net	(0.3)	(0.1)	(1.0)	(0.2)
	Total	$0.7	$0.1	$(0.1)	$(0.2)

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of June 30, 2022, it is estimated that approximately $1 million of gains are expected to be reclassified into earnings in the next twelve months.

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

The Original Term Loan bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. During the second quarter of 2022 and 2021, the Company prepaid $23.0 million and $83.0 million, respectively, of the amount outstanding on the Original Term Loan prior to its maturity date to reduce the Company’s outstanding debt. During the three months ended June 30, 2022 and 2021, the Company recorded a loss on early extinguishment of debt related to prepayment of $0.1 million and $0.7 million, respectively, for accelerated amortization of debt acquisition costs and original issue discount.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the Company had $54.9 million and $77.8 million, net of discount, respectively, in Term Loans outstanding under the Credit Agreement. The weighted average interest rate on the Term Loans at June 30, 2022 and December 31, 2021 was 2.86% and 2.75%, respectively. The Company had $175.0 million of revolving credit amounts outstanding as of June 30, 2022 and no revolving credit amounts outstanding as of December 31, 2021. The weighted average interest rate on the revolving credit amounts at June 30, 2022 was 2.80%.

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

Letters of credit outstanding (in millions):

	June 30, 2022	December 31, 2021
$400 Million Facility	$—	$—
$300 Million Facility	72.0	62.8
Bilateral Arrangements	44.8	45.0
Total	$116.8	$107.8

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

Fair Value of Debt

The Company estimates the fair values of its debt set forth below as of June 30, 2022, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.86000	$516.0
Original Term Loan (net of discount)	$54.9	$0.98000	$53.8

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.2	$—	$—	$0.3	$—	$—	$0.4	$—	$—	$0.5	$—
Interest cost	0.3	0.7	—	0.3	0.6	—	0.6	1.4	—	0.6	1.2	—
Expected return on plan assets	—	(1.3)	—	—	(1.5)	—	—	(2.7)	—	—	(2.9)	—
Amortization of actuarial (gain) loss	—	0.4	—	0.1	0.6	—	0.1	0.7	—	0.2	1.2	—
Net periodic cost	$0.3	$—	$—	$0.4	$—	$—	$0.7	$(0.2)	$—	$0.8	$—	$—

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 105 million ($20 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of June 30, 2022 and December 31, 2021, the maximum exposure determined was $124.6 million and $143.5 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6.8 million and $6.3 million at June 30, 2022 and December 31, 2021, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2022 and 2021. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2022					Three Months Ended June 30, 2021
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(206.9)	$3.0	$(1.7)	$(42.9)	$(248.5)	$(165.4)	$7.8	$0.1	$(58.0)	$(215.5)
Other comprehensive income (loss) before reclassifications	(72.0)	(0.3)	(1.2)	2.7	(70.8)	8.8	7.1	0.5	(0.2)	16.2
Amounts reclassified from AOCI	—	(1.9)	—	0.3	(1.6)	—	(1.2)	—	0.5	(0.7)
Net other comprehensive income (loss)	(72.0)	(2.2)	(1.2)	3.0	(72.4)	8.8	5.9	0.5	0.3	15.5
Ending balance	$(278.9)	$0.8	$(2.9)	$(39.9)	$(320.9)	$(156.6)	$13.7	$0.6	$(57.7)	$(200.0)

	Six Months Ended June 30, 2022					Six Months Ended June 30, 2021
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(188.0)	$4.0	$—	$(44.5)	$(228.5)	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)
Other comprehensive income (loss) before reclassifications	(90.5)	2.6	(2.9)	3.9	(86.9)	(11.4)	20.5	(0.6)	(0.4)	8.1
Amounts reclassified from AOCI	(0.4)	(5.8)	—	0.7	(5.5)	—	(0.8)	—	1.1	0.3
Net other comprehensive income (loss)	(90.9)	(3.2)	(2.9)	4.6	(92.4)	(11.4)	19.7	(0.6)	0.7	8.4
Ending balance	$(278.9)	$0.8	$(2.9)	$(39.9)	$(320.9)	$(156.6)	$13.7	$0.6	$(57.7)	$(200.0)
Stock-Based Compensation

During the six months ended June 30, 2022, the Company awarded 0.7 million shares of Restricted Stock Awards to its employees with a weighted average grant date fair value of $40.45 per share. Approximately 58% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Six Months Ended June 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2022	2,298,050	$79.5
2021	—	$—

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders:

Year	First Quarter	Second Quarter
2022	$0.13	$0.13
2021	$0.12	$0.12

In July 2022, Terex’s Board of Directors declared a dividend of $0.13 per share, which will be paid on September 19, 2022 to the Company’s shareholders of record as of August 12, 2022.

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

Non-GAAP measures we may use include translation effect of foreign currency exchange rate changes on net sales, gross profit, selling, general & administrative (“SG&A”) expenses and operating profit, as well as the net sales, gross profit, SG&A expenses and operating profit excluding the impact of acquisitions and divestitures.

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

Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. We are leveraging our business operating systems to navigate supply challenges and labor constraints while working to mitigate material cost inflation. We remain disciplined on SG&A and our recent Northern Ireland acquisition is providing cost effective fabrication and capacity support for future growth. Sustaining investments in new products company-wide and continued deployment of digital solutions are critical for our competitiveness as we navigate near-term macro challenges to deliver long-term growth.

Our performance in the second quarter reflected strong, global customer demand in our businesses and good execution by our team members in a dynamic and challenging environment. Net sales of $1.1 billion were up 4% year-over-year, 9% on a foreign exchange neutral basis, as end-markets remained strong. Despite the high inflationary environment, SG&A spending was flat year-over-year at 10.1% of net sales, reflecting focused cost management. Operating margin of 9.6% was up 220 basis points sequentially, but was down 220 basis points compared to the prior year. Although price cost dynamics have improved sequentially from the first quarter, operating profit in the second quarter was down from the prior year as price realization was offset by continued cost increases and the negative impact of changes in foreign exchange rates.

Overall, second quarter financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite global supply chain disruptions and significant inflationary pressures. The global operating environment has remained difficult and unpredictable with increases in commodity prices, energy costs and logistics adversely impacting the Company. In addition, the weakening of the Euro and British Pound against the U.S. Dollar had a meaningful negative impact on our results in the quarter. Although these headwinds have constrained our growth, we are aggressively managing these challenges. We have continued to take pricing actions, but, as expected, they were only able to partially offset the cost increases we have experienced. However, we still anticipate being price cost neutral for all of 2022.

MP had an excellent quarter with net sales up 9% from the prior year period, 16% on a foreign exchange neutral basis, driven by price realization and strong customer sentiment across all end-markets and geographies. The MP businesses continue to benefit from strong equipment utilization rates and dealers looking to replenish their inventory and rental fleets. Our mobile crushing and screening businesses are benefiting from the strength of aggregates demand for infrastructure and sand for silicon used in semiconductors. Growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. The strength of construction and infrastructure spending is driving demand for our cement products in the U.S. Our material handlers are benefiting from diversification into waste, scrap, port and timber applications. The strength of commodity prices is driving demand for our pick and carry cranes in Australia. MP has been aggressively managing all elements of cost resulting in a 16.5% operating margin for the quarter. We are encouraged by MP’s backlog of $1.1 billion, which is up 32% compared to the prior year period.

AWP’s second quarter 2022 net sales were up slightly compared to the prior year period and increased 4% on a foreign exchange neutral basis, primarily due to price realization and higher demand in all major geographies, partially offset by lower demand in China. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. In addition, the fundamentals of the North American and European replacement cycle are strong as fleets age and customers have strong utilization rates. Globally, increased adoption continues to improve labor efficiency and jobsite safety. Demand remains strong for Genie products in all regions except China. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 7.7% in the quarter driven by strict expense management and disciplined pricing actions. AWP’s end market strength is demonstrated by its backlog of $2.3 billion, up 62% year-over-year.

In the second quarter, our largest market remained North America, which represented approximately 58% of our global sales. As compared to the prior year period, sales were up in every major geography except for Asia Pacific which was down low double digits.

We continued to execute our disciplined capital allocation strategy in the second quarter. We are making strategic investments in our businesses and continuing to return capital to shareholders. Our strong balance sheet has allowed us to return approximately $100 million of cash to shareholders in the first half of 2022 and to prepay $23 million on our term loans in the quarter. We generated $44 million of free cash flow in the quarter, consistent with our expectations. Free cash flow in the second quarter includes the benefit of $38 million received on an IRS approved refund, but is also impacted by elevated levels of substantially completed inventory awaiting installation of final components. We continue to maintain ample liquidity and as of June 30, 2022, we had $678 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

As a result of our strong performance in the first half of the year, we are increasing our outlook for 2022 EPS to between $3.80 and $4.20, on net sales between $4.1 billion and $4.3 billion. We are operating in an unprecedented environment with supply chain challenges, inflationary pressures, geopolitical uncertainty, and restrictive China COVID-19 policies, so results can change, positively or negatively.

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

Our management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2022 was 17.3%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '22	Mar '22	Dec '21	Sep '21	Jun '21
Annualized effective tax rate as adjusted(1)	20.0%	20.0%	17.6%	17.6%
Income (loss) from operations	$103.9	$74.5	$69.8	$74.2
Multiplied by: 1 minus annualized effective tax rate	80.0%	80.0%	82.4%	82.4%
Adjusted net operating income (loss) after tax	$83.1	$59.6	$57.5	$61.1
Debt	$828.2	$740.3	$674.1	$893.4	$894.2
Less: Cash and cash equivalents as adjusted	(253.3)	(218.4)	(266.9)	(558.2)	(547.5)
Debt less Cash and cash equivalents as adjusted	574.9	521.9	407.2	335.2	346.7
Stockholders’ equity	1,048.9	1,114.1	1,109.6	1,050.7	1,033.9
Debt less Cash and cash equivalents as adjusted plus Stockholders’ equity	$1,623.8	$1,636.0	$1,516.8	$1,385.9	$1,380.6

(1) The annualized effective tax rate for each 2021 period represents the actual full year 2021 effective tax rate.

June 30, 2022 ROIC	17.3%
NOPAT as adjusted (last 4 quarters)	$261.3
Average Debt less Cash and cash equivalents as adjusted plus Stockholders’ equity (5 quarters)	$1,508.6

	As of 6/30/22	As of 3/31/22	As of 12/31/21	As of 9/30/21	As of 6/30/21
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$253.3	$218.4	$266.9	$553.2	$542.2
Cash and cash equivalents - assets held for sale	—	—	—	5.0	5.3
Cash and cash equivalents as adjusted	$253.3	$218.4	$266.9	$558.2	$547.5

Six Months Ended June 30, 2022	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$153.4	$(27.0)	17.6%
Effect of adjustments:
Tax related	—	(3.7)
As adjusted	$153.4	$(30.7)	20.0%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared with Three Months Ended June 30, 2021

Consolidated

	Three Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,077.1	—	$1,038.7	—	3.7%
Gross profit	$212.9	19.8%	$231.6	22.3%	(8.1)%
SG&A expenses	$109.0	10.1%	$109.1	10.5%	(0.1)%
Income from operations	$103.9	9.6%	$122.5	11.8%	(15.2)%

Net sales for the three months ended June 30, 2022 increased $38.4 million when compared to the same period in 2021. The increase in net sales was primarily due to price realization across all segments and healthy demand for our products across multiple businesses. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $52 million.

Gross profit for the three months ended June 30, 2022 decreased $18.7 million when compared to the same period in 2021. The decrease was primarily due to material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates, partially offset by price realization and incremental margin on higher sales volume.

SG&A expenses for the three months ended June 30, 2022 was flat when compared to the same period in 2021.

Income from operations for the three months ended June 30, 2022 decreased $18.6 million when compared to the same period in 2021. The decrease was primarily due to cost increases and the negative impact of changes in foreign exchange rates which more than offset price realization and incremental margin on higher sales volume.

Materials Processing

	Three Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$480.7	—	$440.8	—	9.1%
Income from operations	$79.5	16.5%	$72.1	16.4%	10.3%

Net sales for the MP segment for the three months ended June 30, 2022 increased $39.9 million when compared to the same period in 2021 primarily due to price realization and robust end-market demand for aggregates and material handlers in all major geographies and cranes in Asia-Pacific and North America, partially offset by lower demand for cranes in Western Europe. Net sales were negatively impacted by the effects of foreign exchange rate changes of approximately $31 million.

Income from operations for the three months ended June 30, 2022 increased $7.4 million when compared to the same period in 2021 primarily due to price realization and incremental margin on higher sales volume, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative effects of foreign exchange rate changes.

Aerial Work Platforms

	Three Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$597.7	—	$595.2	—	0.4%
Income from operations	$46.2	7.7%	$65.2	11.0%	(29.1)%

Net sales for the AWP segment for the three months ended June 30, 2022 increased $2.5 million when compared to the same period in 2021 primarily due to price realization and higher demand that was driven by fleet replacement and end-market growth for aerial work platforms and utility products in all major geographies, partially offset by lower demand in China. Net sales were negatively impacted by the effects of foreign exchange rate changes of approximately $21 million.

Income from operations for the three months ended June 30, 2022 decreased $19.0 million when compared to the same period in 2021 primarily due to material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative effects of foreign exchange rate changes, partially offset by price realization.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(1.3)	—	$2.7	—	(148.1)%
Loss from operations	$(21.8)	*	$(14.8)	*	(47.3)%
* Not a meaningful percentage

Net sales include on-book financing activities of Terex Financial Services (“TFS”), governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue.

Loss from operations for the three months ended June 30, 2022 increased $7.0 million when compared to the same period in 2021. The increase in operating loss is primarily due the negative impact of changes in foreign exchange rates, provision for litigation settlement on a former product line and restructuring charges in the current period and a finance receivable reserve release in the prior period, partially offset by lower SG&A expenses.

Interest Expense, Net of Interest Income

During the three months ended June 30, 2022, our interest expense, net of interest income, was $11.3 million, or $0.1 million lower than the same period in the prior year primarily due to a decrease in average borrowings, partially offset by lower interest income in the current year period.

Loss on Early Extinguishment of Debt

During the three months ended June 30, 2021, we recorded a loss on early extinguishment of debt of $25.6 million related to refinancing of a significant portion of our capital structure and prepayment of term loans.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2022 was expense of $3.3 million compared to income of $1.2 million in the same period in the prior year. The increase in expense was primarily due to foreign exchange translation losses in the current year compared to gains in the same period in the prior year.

Income Taxes

During the three months ended June 30, 2022, we recognized income tax expense of $15.1 million on income of $89.2 million, an effective tax rate of 16.9%, as compared to income tax expense of $14.4 million on income of $86.7 million, an effective tax rate of 16.6%, for the three months ended June 30, 2021. The higher effective tax rate for the three months ended June 30, 2022 when compared with the three months ended June 30, 2021 is primarily due to lower favorable discrete benefit in the current quarter largely offset by reduced tax on the geographic distribution of income.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended June 30, 2021, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $1.6 million primarily related to the sale of our former MHPS business.

Six Months Ended June 30, 2022 Compared with Six Months Ended June 30, 2021

Consolidated

	Six Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,079.6	—	$1,902.9	—	9.3%
Gross profit	$398.7	19.2%	$407.0	21.4%	(2.0)%
SG&A expenses	$220.3	10.6%	$223.0	11.7%	(1.2)%
Income from operations	$178.4	8.6%	$184.0	9.7%	(3.0)%

Net sales for the six months ended June 30, 2022 increased $176.7 million when compared to the same period in 2021. The increase in net sales was primarily due to price realization across all segments and healthy demand for our products across multiple businesses. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $83 million.

Gross profit for the six months ended June 30, 2022 decreased $8.3 million when compared to the same period in 2021. The decrease was primarily due to material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates, partially offset by price realization and incremental margin on higher sales volume.

SG&A expenses for the six months ended June 30, 2022 decreased $2.7 million when compared to the same period in 2021 primarily due to continued cost discipline across all areas of our business.

Income from operations for the six months ended June 30, 2022 decreased $5.6 million when compared to the same period in 2021. The decrease was primarily due to cost increases and the negative impact of changes in foreign exchange rates which more than offset price realization and incremental margin on higher sales volume.

Materials Processing

	Six Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$933.4	—	$819.0	—	14.0%
Income from operations	$144.0	15.4%	$121.2	14.8%	18.8%

Net sales for the MP segment for the six months ended June 30, 2022 increased $114.4 million when compared to the same period in 2021 primarily due to robust end-market demand for aggregates and material handlers in all major geographies, cranes in Asia-Pacific and North America, and environmental equipment in North America and Western Europe, as well as price realization. Net sales were negatively impacted by the effects of foreign exchange rate changes of approximately $47 million.

Income from operations for the six months ended June 30, 2022 increased $22.8 million when compared to the same period in 2021 primarily due to incremental margin on higher sales volume and price realization, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative effects of foreign exchange rate changes.

Aerial Work Platforms

	Six Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,149.2	—	$1,071.9	—	7.2%
Income from operations	$78.7	6.8%	$91.8	8.6%	(14.3)%

Net sales for the AWP segment for the six months ended June 30, 2022 increased $77.3 million when compared to the same period in 2021 primarily due to price realization and higher demand that was driven by fleet replacement and end-market growth for aerial work platforms, utility products and telehandlers in in all major geographies, partially offset by lower demand in China. Net sales were negatively impacted by the effects of foreign exchange rate changes of approximately $36 million.

Income from operations for the six months ended June 30, 2022 decreased $13.1 million when compared to the same period in 2021 primarily due to material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative effects of foreign exchange rate changes, partially offset by price realization and incremental margin on higher sales volume.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(3.0)	—	$12.0	—	(125.0)%
Loss from operations	$(44.3)	*	$(29.0)	*	(52.8)%
* Not a meaningful percentage

Net sales include on-book financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue, partially offset by lower intercompany sales eliminations.

Loss from operations for the six months ended June 30, 2022 increased $15.3 million when compared to the same period in 2021. The increase in operating loss is primarily due to a gain on the sale of the on book finance receivables and a finance receivable reserve release in the prior period and the negative impact of changes in foreign exchange rates, a provision for litigation settlement on former product lines and restructuring charges in the current period, partially offset by lower SG&A expenses.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2022, our interest expense, net of interest income, was $21.3 million, or $4.7 million lower than the same period in the prior year due to a decrease in average borrowings, partially offset by lower interest income in the current year period.

Loss on Early Extinguishment of Debt

During the six months ended June 30, 2021, we recorded a loss on early extinguishment of debt of $27.7 million related to refinancing of a significant portion of our capital structure and prepayment of term loans.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2022 was an expense of $3.6 million, compared to income of $3.8 million in the same period in the prior year. The increase in expense was primarily due to foreign exchange translation losses in the current year compared to gains in the prior year and lower mark-to-market gains recorded on an equity investment in the current year compared the same period in the prior year.

Income Taxes

During the six months ended June 30, 2022, we recognized income tax expense of $27.0 million on income of $153.4 million, an effective tax rate of 17.6%, as compared to income tax expense of $22.1 million on income of $134.1 million, an effective tax rate of 16.5%, for the six months ended June 30, 2021. The higher effective tax rate for the six months ended June 30, 2022 when compared to the six months ended June 30, 2021 is primarily due to lower favorable discrete benefit in the current year period partially offset by reduced U.S. tax on foreign income.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the six months ended June 30, 2022 and 2021, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $(0.4) million and $2.0 million, respectively. The loss in the current year period primarily related to the sale of our mobile cranes business. The gain in the prior year primarily related to the sale of our former MHPS business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At June 30, 2022, we had cash and cash equivalents of $253 million and undrawn availability under our revolving line of credit of $425 million, giving us total liquidity of approximately $678 million. During the six months ended June 30, 2022, our liquidity decreased by approximately $189 million from December 31, 2021 primarily due to share repurchases, capital expenditures, term loan prepayment and dividends, partially offset by cash generated from operations which includes the adverse impact of higher working capital.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2024 and we have increased our focus on free cash flow generation. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 and Part II, Item 1A. – “Risk Factors” below for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic challenges resulting from supply chain constraints, inflationary pressures, geopolitical uncertainty and restrictive COVID-19 policies.
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

We had free cash flow of $44.2 million for the three months ended June 30, 2022 and free cash flow use of $27.6 million for the six months ended June 30, 2022.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2022	Six Months Ended 6/30/2022
Net cash provided by (used in) operating activities	$71.0	$19.3
Capital expenditures, net of proceeds from sale of capital assets	(26.8)	(46.9)
Free cash flow (use)	$44.2	$(27.6)

Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2022, we sold, without material recourse, approximately $292 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 20.7% at June 30, 2022.

The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2022 (in millions):

Three Months Ended 6/30/2022
Net Sales	$1,077.1
x	4
Trailing Three Month Annualized Net Sales	$4,308.4

As of 6/30/22
Inventories	$963.2
Trade Receivables	558.9
Trade Accounts Payable	(604.6)
Customer Advances	(23.7)
Working Capital	$893.8

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

Borrowings under the Credit Agreement at June 30, 2022 were $54.9 million, net of discount, on the Original Term Loan and $175.0 million on the Revolver. During the six months ended June 30, 2022, we prepaid $23.0 million of the amount outstanding on the Original Term Loan prior to its maturity date to reduce our outstanding debt. At June 30, 2022, the weighted average interest rate was 2.86% on the Original Term Loan and 2.80% on the Revolver.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances.

On April 22, 2022, we acquired a manufacturer of heavy fabrications based in Northern Ireland to facilitate manufacturing of certain MP products for cash consideration of approximately $6 million. On July 29, 2022, we acquired a manufacturer of volumetric mixers based in Canada to expand our concrete product offering for consideration of approximately $39 million. See Note A - “Basis of Presentation” in our Condensed Consolidated Financial Statements for additional information regarding these transactions.

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the six months ended June 30, 2022, we repurchased 2,262,523 shares for $78.5 million under this authorization leaving approximately $61 million available for repurchase under this program.

In the first and second quarters of 2022, our Board of Directors declared a dividend of $0.13 per share, which was paid to the Company’s shareholders. In July 2022, our Board of Directors declared a dividend of $0.13 per share, which will be paid on September 19, 2022 to the Company’s shareholders of record as of August 12, 2022.

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

Cash Flows

Cash provided in operations was $19.3 million and $269.2 million for the six months ended June 30, 2022 and 2021, respectively. The change in operating cash was primarily driven by proceeds from the sale of finance receivables received in the prior year and higher working capital and incentive compensation payments in the current year.

Cash used in investing activities was $54.8 million and $48.6 million for the six months ended June 30, 2022 and 2021, respectively. The increase in cash used in investing activities relates primarily to higher capital expenditures, partially offset by lower investment activity.

Cash provided by financing activities was $38.0 million for the six months ended June 30, 2022, compared to cash used in financing activities of $337.7 million for the six months ended June 30, 2021. The increase in cash provided by financing activities was primarily due to debt prepayments in the prior year compared to borrowings in the current year, partially offset by share repurchases in the current year.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Primary currencies to which we are exposed are the Euro, British Pound, Chinese Yuan, Indian Rupee, Australian Dollar and Mexican Peso. We purchase hedging instruments to manage variability of future cash flows associated with recognized assets or liabilities due to changing currency exchange rates.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Indian Rupee, Australian Dollar and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At June 30, 2022, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2022 would have had approximately a $17 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At June 30, 2022, 27.7% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.34%.

At June 30, 2022, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2022 would not have materially increased interest expense during the period.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. We have seen a rise in input costs across most materials and components which has adversely affected our financial performance. Additionally, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process and duty draw back mechanism. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K and Part II, Item 1A. – “Risk Factors” below.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of June 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2022 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2022 - April 30, 2022	885,490	$34.21	790,781	$94,697
May 1, 2022 - May 31, 2022	660,409	$33.31	627,941	$73,711
June 1, 2022 - June 30, 2022	395,763	$32.99	391,230	$60,792
Total	1,941,662	$33.66	1,809,952	$60,792

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

10.1
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 19, 2022 and filed with the Commission May 23, 2022). ***

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

TEREX CORPORATION
(Registrant)

Date:	August 3, 2022	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 3, 2022	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)