Form 10-Q
period 2022-09-30
TEREX CORP
filed 2022-10-28
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 67.5 million as of October 25, 2022.

The Exhibit Index begins on page 45.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2022 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended September 30, 2022

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,120.5	$993.8	$3,200.1	$2,896.7
Cost of goods sold	(883.4)	(815.3)	(2,564.3)	(2,311.2)
Gross profit	237.1	178.5	635.8	585.5
Selling, general and administrative expenses	(116.3)	(104.3)	(336.6)	(327.3)
Income (loss) from operations	120.8	74.2	299.2	258.2
Other income (expense)
Interest income	1.1	0.6	2.1	2.9
Interest expense	(13.5)	(12.3)	(35.8)	(40.6)
Loss on early extinguishment of debt	—	—	(0.1)	(27.7)
Other income (expense) – net	(1.0)	(1.1)	(4.6)	2.7
Income (loss) from continuing operations before income taxes	107.4	61.4	260.8	195.5
(Provision for) benefit from income taxes	(25.6)	(13.9)	(52.6)	(36.0)
Income (loss) from continuing operations	81.8	47.5	208.2	159.5
Gain (loss) on disposition of discontinued operations – net of tax	—	0.6	(0.4)	2.6
Net income (loss)	$81.8	$48.1	$207.8	$162.1

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.21	$0.68	$3.03	$2.29
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	(0.01)	0.04
Net income (loss)	$1.21	$0.69	$3.02	$2.33
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.20	$0.67	$2.99	$2.25
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	—	0.04
Net income (loss)	$1.20	$0.68	$2.99	$2.29
Weighted average number of shares outstanding in per share calculation
Basic	67.8	69.8	68.8	69.7
Diluted	68.4	70.9	69.6	70.8

Comprehensive income (loss)	$1.4	$18.8	$35.0	$141.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2022	December 31, 2021
Assets
Current assets
Cash and cash equivalents	$231.7	$266.9
Trade receivables (net of allowance of $9.0 and $9.7 at September 30, 2022 and December 31, 2021, respectively)	531.1	507.7
Inventories	981.2	813.5
Prepaid and other current assets	123.0	179.7
Total current assets	1,867.0	1,767.8
Non-current assets
Property, plant and equipment – net	450.4	429.6
Goodwill	273.1	280.1
Intangible assets – net	17.5	13.4
Other assets	368.5	372.6
Total assets	$2,976.5	$2,863.5

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$1.9	$5.6
Trade accounts payable	589.4	537.7
Accrued freight	47.3	36.2
Other current liabilities	314.1	330.4
Total current liabilities	952.7	909.9
Non-current liabilities
Long-term debt, less current portion	824.6	668.5
Other non-current liabilities	164.5	175.5
Total liabilities	1,941.8	1,753.9
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 84.0 and 83.4 shares at September 30, 2022 and December 31, 2021, respectively	0.9	0.9
Additional paid-in capital	874.0	860.0
Retained earnings	1,117.4	936.9
Accumulated other comprehensive income (loss)	(401.3)	(228.5)
Less cost of shares of common stock in treasury – 17.1 and 14.2 shares at September 30, 2022 and December 31, 2021, respectively	(556.3)	(459.7)
Total stockholders’ equity	1,034.7	1,109.6
Total liabilities and stockholders’ equity	$2,976.5	$2,863.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2021	69.2	$0.9	$860.0	$936.9	$(228.5)	$(459.7)	$1,109.6
Net income (loss)	—	—	—	51.9	—	—	51.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.0)	—	(20.0)
Issuance of common stock related to compensation	0.5	—	16.3	—	—	—	16.3
Compensation under stock-based plans – net	0.1	—	(15.8)	—	—	1.0	(14.8)
Dividends	—	—	0.2	(9.3)	—	—	(9.1)
Acquisition of treasury stock	(0.5)	—	—	—	—	(19.8)	(19.8)
Balance at March 31, 3022	69.3	$0.9	$860.7	$979.5	$(248.5)	$(478.5)	$1,114.1
Net income (loss)	—	—	—	74.1	—	—	74.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(72.4)	—	(72.4)
Issuance of common stock related to compensation	0.1	—	1.8	—	—	—	1.8
Compensation under stock-based plans – net	(0.1)	—	4.3	—	—	0.1	4.4
Dividends	—	—	0.2	(9.1)	—	—	(8.9)
Acquisition of treasury stock	(1.9)	—	—	—	—	(64.3)	(64.3)
Other	—	—	—	0.1	—	—	0.1
Balance at June 30, 2022	67.4	$0.9	$867.0	$1,044.6	$(320.9)	$(542.7)	$1,048.9
Net income (loss)	—	—	—	81.8	—	—	81.8
Other comprehensive income (loss) – net of tax	—	—	—	—	(80.4)	—	(80.4)
Issuance of common stock	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	6.4	—	—	—	6.4
Dividends	—	—	0.2	(9.0)	—	—	(8.8)
Acquisition of treasury stock	(0.5)	—	—	—	—	(13.6)	(13.6)
Balance at September 30, 2022	66.9	$0.9	$874.0	$1,117.4	$(401.3)	$(556.3)	$1,034.7

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

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$207.8	$162.1
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	35.1	37.9
Loss on early extinguishment of debt	0.1	27.7
Stock-based compensation expense	22.9	24.1
Inventory and other non-cash charges	19.4	15.6
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(56.4)	(143.5)
Inventories	(234.0)	(159.9)
Trade accounts payable	91.5	185.8
Other assets and liabilities	44.8	171.1
Foreign exchange and other operating activities, net	(27.0)	3.2
Net cash provided by (used in) operating activities	104.2	324.1
Investing Activities
Capital expenditures	(78.8)	(31.7)
Acquisitions, net of cash acquired, and investments	(50.1)	(42.9)
Other investing activities, net	4.5	1.2
Net cash provided by (used in) investing activities	(124.4)	(73.4)
Financing Activities
Repayments of debt	(103.8)	(882.5)
Proceeds from issuance of debt	254.3	600.1
Payment of debt extinguishment costs	—	(16.9)
Share repurchases	(96.6)	(1.7)
Dividends paid	(26.8)	(25.1)
Other financing activities, net	(13.8)	(22.6)
Net cash provided by (used in) financing activities	13.3	(348.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(28.3)	(13.9)
Net Increase (Decrease) in Cash and Cash Equivalents	(35.2)	(111.9)
Cash and Cash Equivalents at Beginning of Period	266.9	670.1
Cash and Cash Equivalents at End of Period	$231.7	$558.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2021 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2021.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022.

Cash and cash equivalents include $3.4 million and $3.7 million at September 30, 2022 and December 31, 2021, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2021	$9.7
Provision for credit losses	0.8
Other (1)	(1.5)
Balance as of September 30, 2022	$9.0
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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2021	$44.1
Accruals for warranties issued during the period	29.5
Changes in estimates	(2.0)
Settlements during the period	(27.5)
Foreign exchange effect/other	(2.8)
Balance as of September 30, 2022	$41.3

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include commodity swaps, cross currency swaps and foreign exchange contracts discussed in Note I – “Derivative Financial Instruments” and debt discussed in Note J – “Long-Term Obligations”. These instruments are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales
MP	$457.9	$418.7	$1,391.3	$1,237.7
AWP	662.6	572.5	1,811.8	1,644.4
Corporate and Other / Eliminations	—	2.6	(3.0)	14.6
Total	$1,120.5	$993.8	$3,200.1	$2,896.7
Income (loss) from operations
MP	$66.8	$57.1	$210.8	$178.3
AWP	63.5	34.9	142.2	126.7
Corporate and Other / Eliminations	(9.5)	(17.8)	(53.8)	(46.8)
Total	$120.8	$74.2	$299.2	$258.2

	September 30, 2022	December 31, 2021
Identifiable assets
MP	$1,687.2	$1,648.0
AWP (1)	2,023.8	1,870.8
Corporate and Other / Eliminations	(734.5)	(655.3)
Total	$2,976.5	$2,863.5
(1)     Increase primarily due to higher inventory and fixed assets.

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$189.9	$444.8	$7.4	$642.1	$159.8	$377.5	$8.3	$545.6
Western Europe	137.1	98.4	0.1	235.6	117.9	81.8	0.2	199.9
Asia-Pacific	95.0	65.9	0.5	161.4	95.5	80.5	0.5	176.5
Rest of World (1)	35.9	53.5	(8.0)	81.4	45.5	32.7	(6.4)	71.8
Total (2)	$457.9	$662.6	$—	$1,120.5	$418.7	$572.5	$2.6	$993.8

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $568.6 million and $490.3 million for the three months ended September 30, 2022 and 2021, respectively, attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$561.7	$1,226.8	$10.8	$1,799.3	$488.9	$1,066.7	$23.7	$1,579.3
Western Europe	431.8	293.0	0.3	725.1	379.8	265.8	0.4	646.0
Asia-Pacific	282.9	161.5	0.5	444.9	258.0	241.6	0.9	500.5
Rest of World (1)	114.9	130.5	(14.6)	230.8	111.0	70.3	(10.4)	170.9
Total (2)	$1,391.3	$1,811.8	$(3.0)	$3,200.1	$1,237.7	$1,644.4	$14.6	$2,896.7

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $1.6 billion and $1.4 billion for the nine months ended September 30, 2022 and 2021, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$505.5	$0.3	$505.8	$—	$413.7	$0.2	$413.9
Materials Processing Equipment	277.3	—	—	277.3	245.5	—	—	245.5
Specialty Equipment	179.7	—	0.3	180.0	173.1	—	0.3	173.4
Utility Equipment	—	116.7	—	116.7	—	94.0	—	94.0
Other (1)	0.9	40.4	(0.6)	40.7	0.1	64.8	2.1	67.0
Total	$457.9	$662.6	$—	$1,120.5	$418.7	$572.5	$2.6	$993.8

(1)     Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,344.5	$1.1	$1,345.6	$—	$1,218.9	$0.8	$1,219.7
Materials Processing Equipment	826.6	—	0.5	827.1	735.4	—	—	735.4
Specialty Equipment	562.4	—	1.0	563.4	501.7	—	1.8	503.5
Utility Equipment	—	343.3	—	343.3	—	281.7	0.6	282.3
Other (1)	2.3	124.0	(5.6)	120.7	0.6	143.8	11.4	155.8
Total	$1,391.3	$1,811.8	$(3.0)	$3,200.1	$1,237.7	$1,644.4	$14.6	$2,896.7

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended September 30, 2022, the Company recognized income tax expense of $25.6 million on income of $107.4 million, an effective tax rate of 23.8%, as compared to income tax expense of $13.9 million on income of $61.4 million, an effective tax rate of 22.6%, for the three months ended September 30, 2021. The higher effective tax rate for the three months ended September 30, 2022 when compared with the three months ended September 30, 2021 is primarily due to higher tax related to the geographic distribution of income partially offset by lower U.S. tax on foreign income.

During the nine months ended September 30, 2022, the Company recognized income tax expense of $52.6 million on income of $260.8 million, an effective tax rate of 20.2%, as compared to income tax expense of $36.0 million on income of $195.5 million, an effective tax rate of 18.4%, for the nine months ended September 30, 2021. The higher effective tax rate for the nine months ended September 30, 2022 when compared with the nine months ended September 30, 2021 is primarily due to higher tax related to the geographic distribution of income and lower favorable discrete benefits partially offset by lower U.S. tax on foreign income in the current year period.

As of September 30, 2022, the Company determined that it was appropriate to retain its valuation allowance on its German interest expense deferred tax asset. However, it is reasonably possible that, in the near term, continuing improvement in operating performance and other positive evidence could change the Company’s assessment of the realizability of the German interest expense deferred tax asset resulting in the reversal of all, or part of, the related valuation allowance.

NOTE D – ACQUISITIONS

Acquisitions

On April 22, 2022, the Company acquired a 100% ownership interest in Steelweld Fabrications Limited (“Steelweld”), a manufacturer of heavy fabrications based in Northern Ireland, to facilitate manufacturing of certain MP products. Total cash consideration was approximately $6 million. On July 29, 2022, the Company acquired a 100% ownership interest in ProAll International Mfg. Inc. and ProAll UK Limited and related assets (“ProAll”), a manufacturer of volumetric mixers based in Canada, to expand the Company’s concrete product offering. Total consideration, including estimated contingent consideration from earnout provisions, was approximately $39 million.

These transactions were recorded as business combinations using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. The results of operations associated with these businesses are consolidated within the MP segment in the Condensed Consolidated Financial Statements from the respective dates of acquisition.

See Note H – “Goodwill and Intangible Assets” for additional information regarding goodwill recognized as a result of these acquisitions.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income (loss) from continuing operations	$81.8	$47.5	$208.2	$159.5
Gain (loss) on disposition of discontinued operations – net of tax	—	0.6	(0.4)	2.6
Net income (loss)	$81.8	$48.1	$207.8	$162.1
Basic shares:
Weighted average shares outstanding	67.8	69.8	68.8	69.7
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.21	$0.68	$3.03	$2.29
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	(0.01)	0.04
Net income (loss)	$1.21	$0.69	$3.02	$2.33
Diluted shares:
Weighted average shares outstanding – basic	67.8	69.8	68.8	69.7
Effect of dilutive securities:
Restricted stock awards	0.6	1.1	0.8	1.1
Diluted weighted average shares outstanding	68.4	70.9	69.6	70.8
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.20	$0.67	$2.99	$2.25
Gain (loss) on disposition of discontinued operations – net of tax	—	0.01	—	0.04
Net income (loss)	$1.20	$0.68	$2.99	$2.29

Non-vested restricted stock awards and restricted stock units (“Restricted Stock Awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock Awards of approximately 0.5 million and 0.1 million were outstanding during the three months ended September 30, 2022 and 2021, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock Awards of approximately 0.6 million and 0.1 million were outstanding during the nine months ended September 30, 2022 and 2021, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2022	December 31, 2021
Finished equipment	$335.0	$283.0
Replacement parts	147.9	157.3
Work-in-process	161.4	105.5
Raw materials and supplies	336.9	267.7
Inventories	$981.2	$813.5

Work-in-process inventory includes approximately $63 million and $10 million of substantially completed inventory awaiting installation of final components at September 30, 2022 and December 31, 2021, respectively.

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $55.6 million and $57.8 million at September 30, 2022 and December 31, 2021, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2022	December 31, 2021
Property	$55.3	$53.1
Plant	268.2	284.4
Equipment	396.1	402.4
Leasehold improvements	45.2	50.0
Construction in progress	71.2	26.9
Property, plant and equipment – gross	836.0	816.8
Less: Accumulated depreciation	(385.6)	(387.2)
Property, plant and equipment – net	$450.4	$429.6

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2021, gross	$202.2	$139.7	$341.9
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2021, net	179.0	101.1	280.1
Acquisitions	21.9	—	21.9
Foreign exchange effect and other	(25.7)	(3.2)	(28.9)
Balance at September 30, 2022, gross	198.4	136.5	334.9
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at September 30, 2022, net	$175.2	$97.9	$273.1

During the nine months ended September 30, 2022, the Company recognized goodwill of $3.5 million in connection with the Steelweld acquisition and $18.4 million in connection with the ProAll acquisition. The goodwill associated with these transactions was attributable primarily to the assembled workforce and expected synergies from the business combinations. The goodwill was assigned to the MP segment and is not expected to be deductible for income tax purposes. See Note D – “Acquisitions” for additional information regarding the acquisitions.

Intangible assets, net were comprised of the following (in millions):

		September 30, 2022			December 31, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$8.6	$(8.5)	$0.1	$9.8	$(9.7)	$0.1
Customer Relationships	20	33.9	(25.9)	8.0	31.9	(25.4)	6.5
Land Use Rights	80	4.0	(0.8)	3.2	4.4	(0.8)	3.6
Other	7	29.3	(23.1)	6.2	26.3	(23.1)	3.2
Total definite-lived intangible assets		$75.8	$(58.3)	$17.5	$72.4	$(59.0)	$13.4

During the nine months ended September 30, 2022, the Company recognized customer relationships of $0.6 million with an estimated useful life of three years in connection with the Steelweld acquisition and customer relationships of $3.2 million with an estimate useful life of nine years and trademarks of $3.7 million with an estimated useful life of ten years in connection with the ProAll acquisition. See Note D – “Acquisitions” for additional information regarding the acquisitions.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2022	2021	2022	2021
Aggregate Amortization Expense	$0.7	$0.7	$1.9	$1.6

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2022	$2.7
2023	2.6
2024	2.4
2025	2.2
2026	2.0

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $18.6 million and $22.5 million at September 30, 2022 and December 31, 2021, respectively. Commodity swaps outstanding at September 30, 2022 mature on or before August 31, 2024. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $29.4 million and $68.2 million at September 30, 2022 and December 31, 2021, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at September 30, 2022 mature on or before July 2023.

The Company had $8.6 million and $19.4 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at September 30, 2022 and December 31, 2021, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the underlying hedged transactions settle. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $241.6 million and $139.7 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at September 30, 2022 and December 31, 2021, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Interest Rate Caps

In October 2021, the Company terminated all outstanding interest rate caps. The Company used interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt. Fair value of interest rate caps were based on the present value of future cash payments and receipts. Changes in the fair value of interest rate caps were deferred in AOCI. Gains or losses on interest rate caps were reclassified to Interest expense in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the underlying hedged transactions occur.

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2022		December 31, 2021
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$4.4	$(0.1)	$0.7
Cross currency swaps - net investment hedge	Other current assets	0.4	—	—	—
Commodity swaps	Other current assets	—	—	4.3	—
Cross currency swaps - net investment hedge	Other non-current assets	0.6	—	—	—
Foreign exchange contracts	Other current liabilities	(0.3)	(2.2)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	—	—	(0.5)	—
Commodity swaps	Other current liabilities	(2.1)	—	(1.1)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	—	—	(2.4)	—
Commodity swaps	Other non-current liabilities	(0.5)	—	—	—
Net derivative asset (liability)		$(1.9)	$2.2	$0.2	$0.7

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Income Statement Account	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Foreign exchange contracts	$(0.2)	$(0.2)	Cost of goods sold	$—	$0.1
Commodity swaps	(4.0)	(10.9)	Cost of goods sold	(0.4)	6.9
Cross currency swaps - net investment hedge	2.4	6.1	Selling, general and administrative expenses	—	—
Total	$(1.8)	$(5.0)	Total	$(0.4)	$7.0

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Income Statement Account	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Foreign exchange contracts	$—	$—	Cost of goods sold	$—	$0.1
Commodity swaps	(5.8)	9.1	Cost of goods sold	6.9	8.3
Cross currency swaps - net investment hedge	1.8	4.0	Selling, general and administrative expenses	—	—
Interest rate caps	0.1	2.7	Interest expense	(0.3)	(0.9)
Total	$(3.9)	$15.8	Total	$6.6	$7.5

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Income Statement Accounts in which effects of cash flow hedges are recorded	$(883.4)	$(2,564.3)	$(13.5)	$(35.8)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	—	0.1	—	—
Commodity swaps	(0.4)	6.9	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	—	0.3
Total	$(0.4)	$7.0	$—	$0.3

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Income Statement Accounts in which effects of cash flow hedges are recorded	$(815.3)	$(2,311.2)	$(12.3)	$(40.6)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	—	0.1	—	—
Commodity swaps	6.9	8.3	—	—
Interest rate caps	—	—	(0.3)	(0.9)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.2	0.5
Total	$6.9	$8.4	$(0.1)	$(0.4)

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Income Statement Account	2022	2021	2022	2021
Foreign exchange contracts	Cost of goods sold	$(3.1)	$(0.6)	$(2.2)	$(0.6)
Foreign exchange contracts	Other income (expense) – net	2.3	(0.1)	1.3	(0.3)
	Total	$(0.8)	$(0.7)	$(0.9)	$(0.9)

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

See Note M - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of September 30, 2022, it is estimated that approximately $2 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE J – LONG-TERM OBLIGATIONS

Credit Agreement

On January 31, 2017, the Company entered into a credit agreement with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent, to provide the Company with a multi-currency revolving line of credit and senior secured term loans. This was subsequently amended to include (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024 (the “Term Loans”). On April 1, 2021, the Company entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, which maturity will spring forward to November 1, 2023 if the principal outstanding under the $400 million senior secured term loan (the “Original Term Loan”) is not repaid or its maturity date is not extended, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate. On March 7, 2019, the Company entered into an Incremental Assumption Agreement and Amendment No. 3 (“Amendment No. 3”) to its credit agreement. Amendment No. 3 provided the Company with an additional term loan (the “2019 Term Loan”) in the amount of $200 million. The Company recorded a loss on early extinguishment of debt related to the amendment and restatement of the Credit Agreement of $2.4 million in the second quarter of 2021.

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

The Original Term Loan bears interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor. During the second quarter of 2022 and 2021, the Company prepaid $23.0 million and $83.0 million, respectively, of the amount outstanding on the Original Term Loan prior to its maturity date to reduce the Company’s outstanding debt. During the second quarter of 2022 and 2021, the Company recorded a loss on early extinguishment of debt related to prepayment of $0.1 million and $0.7 million, respectively, for accelerated amortization of debt acquisition costs and original issue discount.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the Company had $54.9 million and $77.8 million, net of discount, respectively, in Term Loans outstanding under the Credit Agreement. The weighted average interest rate on the Term Loans at September 30, 2022 and December 31, 2021 was 4.67% and 2.75%, respectively. The Company had $173.7 million of revolving credit amounts outstanding as of September 30, 2022 and no revolving credit amounts outstanding as of December 31, 2021. The weighted average interest rate on the revolving credit amounts at September 30, 2022 was 4.01%.

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

Letters of credit outstanding (in millions):

	September 30, 2022	December 31, 2021
$400 Million Facility	$—	$—
$300 Million Facility	68.0	62.8
Bilateral Arrangements	46.3	45.0
Total	$114.3	$107.8

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

Fair Value of Debt

The Company estimates the fair values of its debt set forth below as of September 30, 2022, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.84000	$504.0
Original Term Loan (net of discount)	$54.9	0.99500	$54.6

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2022			2021			2022			2021
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.2	$—	$—	$0.2	$—	$—	$0.6	$—	$—	$0.7	$—
Interest cost	0.3	0.5	0.1	0.2	0.6	0.1	0.9	1.9	0.1	0.8	1.8	0.1
Expected return on plan assets	—	(1.1)	—	—	(1.3)	—	—	(3.8)	—	—	(4.2)	—
Amortization of actuarial (gain) loss	0.1	0.2	—	—	0.6	—	0.2	0.9	—	0.2	1.8	—
Net periodic cost	$0.4	$(0.2)	$0.1	$0.2	$0.1	$0.1	$1.1	$(0.4)	$0.1	$1.0	$0.1	$0.1

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 107 million ($20 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. TLA anticipates that it will receive notice for an amount due from Sao Paulo and expects to protest the Sao Paulo claim in litigation. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of September 30, 2022 and December 31, 2021, the maximum exposure determined was $120.7 million and $143.5 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $7.3 million and $6.3 million at September 30, 2022 and December 31, 2021, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE M – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2022 and 2021. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2022					Three Months Ended September 30, 2021
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(278.9)	$0.8	$(2.9)	$(39.9)	$(320.9)	$(156.6)	$13.7	$0.6	$(57.7)	$(200.0)
Other comprehensive income (loss) before reclassifications	(80.8)	(2.1)	(1.0)	2.9	(81.0)	(27.1)	1.1	(0.2)	1.5	(24.7)
Amounts reclassified from AOCI	—	0.3	—	0.3	0.6	—	(5.0)	—	0.4	(4.6)
Net other comprehensive income (loss)	(80.8)	(1.8)	(1.0)	3.2	(80.4)	(27.1)	(3.9)	(0.2)	1.9	(29.3)
Ending balance	$(359.7)	$(1.0)	$(3.9)	$(36.7)	$(401.3)	$(183.7)	$9.8	$0.4	$(55.8)	$(229.3)

	Nine Months Ended September 30, 2022					Nine Months Ended September 30, 2021
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(188.0)	$4.0	$—	$(44.5)	$(228.5)	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)
Other comprehensive income (loss) before reclassifications	(171.3)	0.5	(3.9)	6.8	(167.9)	(38.5)	21.6	(0.8)	1.1	(16.6)
Amounts reclassified from AOCI	(0.4)	(5.5)	—	1.0	(4.9)	—	(5.8)	—	1.5	(4.3)
Net other comprehensive income (loss)	(171.7)	(5.0)	(3.9)	7.8	(172.8)	(38.5)	15.8	(0.8)	2.6	(20.9)
Ending balance	$(359.7)	$(1.0)	$(3.9)	$(36.7)	$(401.3)	$(183.7)	$9.8	$0.4	$(55.8)	$(229.3)
Stock-Based Compensation

During the nine months ended September 30, 2022, the Company awarded 0.7 million shares of Restricted Stock Awards to its employees with a weighted average grant date fair value of $40.33 per share. Approximately 58% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 28% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 14% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Nine Months Ended September 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2022	2,747,751	$92.9
2021	—	$—

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders:

Year	First Quarter	Second Quarter	Third Quarter
2022	$0.13	$0.13	$0.13
2021	$0.12	$0.12	$0.12

In October 2022, Terex’s Board of Directors declared a dividend of $0.13 per share, which will be paid on December 19, 2022 to the Company’s shareholders of record as of November 10, 2022.

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

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. We are leveraging our business operating systems to navigate supply challenges and labor constraints while working to mitigate material cost inflation. Company-wide investments in new product development and continued deployment of digital customer and dealer solutions are important to help to deliver long-term growth. In the quarter, we expanded the capabilities of our growing environmental business in the MP segment with the acquisition of a company that designs and creates robots that pick, sort and recycle waste material.

Our performance in the third quarter reflected continued, strong, global customer demand in our businesses and good execution by our team members in a dynamic and challenging environment. Net sales of $1.1 billion were up 13% year-over-year, 21% on a foreign exchange neutral basis, as end-markets remained strong. Gross margins increased by 320 basis points in the quarter as the team implemented cost take out plans and pricing actions helped to offset cost increases. The year-over-year gross margin increase was in both our segments. Despite the high inflationary environment, SG&A spending as a percentage of net sales was essentially flat year-over-year at 10.4% of net sales, reflecting focused cost management. Operating margin of 10.8% was up 330 basis points year-over-year and up 120 basis points sequentially driven by prudent cost management and the improvement in price cost dynamics.

Overall, third quarter financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite global supply chain disruptions, significant inflationary pressures and foreign exchange rate volatility. The global operating environment has remained difficult and unpredictable with increases in commodity prices, energy costs and logistics adversely impacting the Company. In addition, the weakening of the Euro and British Pound against the U.S. Dollar had a meaningful negative impact on our results in the quarter. Although these headwinds have constrained our growth, we are aggressively managing these challenges. We have continued to take pricing actions which has been necessary to mitigate rising costs in both segments. As a result of these actions, we anticipate being price cost neutral for all of 2022.

MP had a strong quarter with net sales up 9% from the prior year period, 20% on a foreign exchange neutral basis, driven by price realization and strong customer sentiment across multiple end-markets and geographies. The MP businesses continue to benefit from strong equipment utilization rates and dealers looking to replenish their inventory and rental fleets. Our mobile crushing and screening businesses are benefiting from the strength of aggregates demand for infrastructure and sand for silicon used in semiconductors. Growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. The strength of construction and infrastructure spending is driving demand for our cement products in the U.S. Our material handlers are benefiting from diversification into waste, scrap, port and timber applications. The strength of commodity prices is driving demand for our pick and carry cranes in Australia. MP has been aggressively managing all elements of cost resulting in a 14.6% operating margin for the quarter. We are encouraged by MP’s total backlog (including deliveries beyond 12 months) of $1.2 billion, which is up 14% compared to the prior year period’s total backlog of $1.1 billion.

AWP’s third quarter 2022 net sales were up 16% compared to the prior year period and increased 22% on a foreign exchange neutral basis, primarily due to price realization necessary to mitigate rising costs and higher demand driven by fleet replacement and end-market growth for aerial work platforms. Utility product growth was strong in North America. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. In addition, the fundamentals of the North American and European replacement cycle are strong as fleets age and customers have strong utilization rates. Globally, increased adoption continues to improve labor efficiency and jobsite safety. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 9.6% in the quarter driven by strict expense management and disciplined pricing actions. AWP’s end market strength is demonstrated by its total backlog (including deliveries beyond 12 months) of $2.7 billion, which is up 44% compared to the prior year period’s total backlog of $1.9 billion.

In the third quarter, our largest market remained North America, which represented approximately 58% of our global sales. As compared to the prior year period, sales were up double digits in every major geography except for Asia Pacific which was down although essentially flat on a foreign exchange neutral basis.

We continued to execute our disciplined capital allocation strategy in the third quarter. We are making strategic investments in our businesses and continuing to return capital to shareholders. Our strong balance sheet has allowed us to return approximately $120 million of cash to shareholders in the first nine months of 2022. We generated $53 million of free cash flow in the quarter, consistent with our sequential improvement goals, but below our expectations as inventory levels remained high in the third quarter. We continue to maintain ample liquidity and as of September 30, 2022, we had $658 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

As a result of our strong performance in the third quarter, we are increasing our outlook for 2022 EPS to between $4.00 and $4.20, on net sales of approximately $4.3 billion. We continue to operate in a highly uncertain environment with supply chain challenges, inflationary pressures, foreign exchange rate volatility, geopolitical uncertainty, and restrictive COVID-19 policies in China, so results can change, positively or negatively.

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

Our management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2022 was 19.0%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '22	Jun '22	Mar '22	Dec '21	Sep '21
Annualized effective tax rate as adjusted(1)	20.0%	20.0%	20.0%	17.6%
Income (loss) from operations	$120.8	$103.9	$74.5	$69.8
Multiplied by: 1 minus annualized effective tax rate	80.0%	80.0%	80.0%	82.4%
Adjusted net operating income (loss) after tax	$96.6	$83.1	$59.6	$57.5
Debt	$826.5	$828.2	$740.3	$674.1	$893.4
Less: Cash and cash equivalents as adjusted	(231.7)	(253.3)	(218.4)	(266.9)	(558.2)
Debt less Cash and cash equivalents as adjusted	594.8	574.9	521.9	407.2	335.2
Stockholders’ equity	1,034.7	1,048.9	1,114.1	1,109.6	1,050.7
Debt less Cash and cash equivalents as adjusted plus Stockholders’ equity	$1,629.5	$1,623.8	$1,636.0	$1,516.8	$1,385.9

(1) The annualized effective tax rate for Dec ’21 represents the actual full year 2021 effective tax rate.

September 30, 2022 ROIC	19.0%
NOPAT as adjusted (last 4 quarters)	$296.8
Average Debt less Cash and cash equivalents as adjusted plus Stockholders’ equity (5 quarters)	$1,558.4

	As of 9/30/22	As of 6/30/22	As of 3/31/22	As of 12/31/21	As of 9/30/21
Reconciliation of Cash and cash equivalents:
Cash and cash equivalents - continuing operations	$231.7	$253.3	$218.4	$266.9	$553.2
Cash and cash equivalents - assets held for sale	—	—	—	—	5.0
Cash and cash equivalents as adjusted	$231.7	$253.3	$218.4	$266.9	$558.2

Nine Months Ended September 30, 2022	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$260.8	$(52.6)	20.2%
Effect of adjustments:
Tax related	—	0.5
As adjusted	$260.8	$(52.1)	20.0%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared with Three Months Ended September 30, 2021

Consolidated

	Three Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,120.5	—	$993.8	—	12.7%
Gross profit	$237.1	21.2%	$178.5	18.0%	32.8%
SG&A expenses	$116.3	10.4%	$104.3	10.5%	11.5%
Income from operations	$120.8	10.8%	$74.2	7.5%	62.8%

Net sales for the three months ended September 30, 2022 increased $126.7 million when compared to the same period in 2021. The increase in net sales was primarily due to price realization, necessary to mitigate rising costs, across all segments and healthy demand for our products across multiple businesses. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $78 million.

Gross profit for the three months ended September 30, 2022 increased $58.6 million when compared to the same period in 2021. The increase was primarily due to price realization, favorable mix and incremental margin on higher sales volume, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

SG&A expenses for the three months ended September 30, 2022 increased $12.0 million when compared to the same period in 2021 primarily due to higher personnel costs and increased engineering and selling costs, partially offset by the positive impact of changes in foreign exchange rates. SG&A expenses were slightly lower as a percent of sales when compared to the same period in 2021.

Income from operations for the three months ended September 30, 2022 increased $46.6 million when compared to the same period in 2021. The increase was primarily due to price realization, favorable mix and incremental margin on higher sales volume which more than offset cost increases and the negative impact of changes in foreign exchange rates.

Materials Processing

	Three Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$457.9	—	$418.7	—	9.4%
Income from operations	$66.8	14.6%	$57.1	13.6%	17.0%

Net sales for the MP segment for the three months ended September 30, 2022 increased $39.2 million when compared to the same period in 2021 primarily due to price realization, necessary to mitigate rising costs, and healthy demand for our products across multiple businesses in spite of the negative impact of changes in foreign exchange rates of approximately $43 million.

Income from operations for the three months ended September 30, 2022 increased $9.7 million when compared to the same period in 2021 primarily due to price realization, favorable mix and incremental margin on higher sales volume, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

Aerial Work Platforms

	Three Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$662.6	—	$572.5	—	15.7%
Income from operations	$63.5	9.6%	$34.9	6.1%	81.9%

Net sales for the AWP segment for the three months ended September 30, 2022 increased $90.1 million when compared to the same period in 2021 primarily due to price realization, necessary to mitigate rising costs, and higher demand that was driven by fleet replacement and end-market growth for aerial work platforms in all major geographies and utility products in North America, partially offset by lower telehandlers sales in North America and lower demand in China. Net sales were negatively impacted by changes in foreign exchange rates of approximately $35 million.

Income from operations for the three months ended September 30, 2022 increased $28.6 million when compared to the same period in 2021 primarily due to price realization, favorable mix and incremental margin on higher sales volume, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$—	—	$2.6	—	(100.0)%
Loss from operations	$(9.5)	*	$(17.8)	*	46.6%
* Not a meaningful percentage

Net sales include financing activities of Terex Financial Services (“TFS”), governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to higher intercompany sale eliminations and lower TFS revenue.

Loss from operations for the three months ended September 30, 2022 decreased $8.3 million when compared to the same period in 2021. The decrease in operating loss is primarily due to changes in foreign exchange costs absorbed by our operating segments, partially offset by higher technology investment and personnel costs.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2022, our interest expense, net of interest income, was $12.4 million, or $0.7 million higher when compared to the same period in 2021 primarily due to an increase in our weighted average interest rate on revolving credit amounts, partially offset by higher interest income in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2022 and 2021 was expense of $1.0 million and $1.1 million, respectively.

Income Taxes

During the three months ended September 30, 2022, we recognized income tax expense of $25.6 million on income of $107.4 million, an effective tax rate of 23.8%, as compared to income tax expense of $13.9 million on income of $61.4 million, an effective tax rate of 22.6%, for the three months ended September 30, 2021. The higher effective tax rate for the three months ended September 30, 2022 when compared with the three months ended September 30, 2021 is primarily due to higher tax related to the geographic distribution of income partially offset by lower U.S. tax on foreign income.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended September 30, 2021, we recognized a gain on disposition of discontinued operations - net of tax of $0.6 million primarily related to the sale of our mobile cranes business.

Nine Months Ended September 30, 2022 Compared with Nine Months Ended September 30, 2021

Consolidated

	Nine Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,200.1	—	$2,896.7	—	10.5%
Gross profit	$635.8	19.9%	$585.5	20.2%	8.6%
SG&A expenses	$336.6	10.5%	$327.3	11.3%	2.8%
Income from operations	$299.2	9.3%	$258.2	8.9%	15.9%

Net sales for the nine months ended September 30, 2022 increased $303.4 million when compared to the same period in 2021. The increase in net sales was primarily due to price realization, necessary to mitigate rising costs, across all segments and healthy demand for our products across multiple businesses. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $161 million.

Gross profit for the nine months ended September 30, 2022 increased $50.3 million when compared to the same period in 2021. The increase was primarily due to price realization, favorable mix and incremental margin on higher sales volume, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

SG&A expenses for the nine months ended September 30, 2022 increased $9.3 million when compared to the same period in 2021 primarily due to higher personnel costs and increased engineering and selling costs, partially offset by the positive impact of changes in foreign exchange rates. SG&A expenses were lower as a percent of sales when compared to the same period in 2021.

Income from operations for the nine months ended September 30, 2022 increased $41.0 million when compared to the same period in 2021. The increase was primarily due to price realization, favorable mix and incremental margin on higher sales volume which more than offset cost increases and the negative impact of changes in foreign exchange rates.

Materials Processing

	Nine Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,391.3	—	$1,237.7	—	12.4%
Income from operations	$210.8	15.2%	$178.3	14.4%	18.2%

Net sales for the MP segment for the nine months ended September 30, 2022 increased $153.6 million when compared to the same period in 2021 primarily due to robust end-market demand for aggregates in all major geographies, material handlers in Western Europe and North America, cranes in Asia-Pacific and North America, and environmental equipment in North America and Western Europe, as well as price realization necessary to mitigate rising costs. Net sales were negatively impacted by changes in foreign exchange rates of approximately $90 million.

Income from operations for the nine months ended September 30, 2022 increased $32.5 million when compared to the same period in 2021 primarily due to incremental margin on higher sales volume, favorable mix and price realization, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

Aerial Work Platforms

	Nine Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,811.8	—	$1,644.4	—	10.2%
Income from operations	$142.2	7.8%	$126.7	7.7%	12.2%

Net sales for the AWP segment for the nine months ended September 30, 2022 increased $167.4 million when compared to the same period in 2021 primarily due to price realization, necessary to mitigate rising costs, and higher demand that was driven by fleet replacement and end-market growth for aerial work platforms in all major geographies and utility products in North America, partially offset by lower demand in China and lower telehandlers sales in North America. Net sales were negatively impacted by changes in foreign exchange rates of approximately $71 million.

Income from operations for the nine months ended September 30, 2022 increased $15.5 million when compared to the same period in 2021 primarily due to price realization, favorable mix and incremental margin on higher sales volume, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2022		2021
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(3.0)	—	$14.6	—	(120.5)%
Loss from operations	$(53.8)	*	$(46.8)	*	(15.0)%
* Not a meaningful percentage

Net sales include financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue and higher intercompany sales eliminations.

Loss from operations for the nine months ended September 30, 2022 increased $7.0 million when compared to the same period in 2021. The increase in operating loss is primarily due to a gain on the sale of the on book finance receivables and a finance receivable reserve release in the prior period and the negative impact of changes in foreign exchange rates, a provision for litigation settlement on former product lines and restructuring charges in the current period, partially offset by the changes in foreign exchange costs absorbed by our operating segments and lower SG&A expenses.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2022, our interest expense, net of interest income, was $33.7 million, or $4.0 million lower when compared to the same period in 2021 due to a decrease in average borrowings and lower interest income, partially offset by an increase in our weighted average interest rate on revolving credit amounts in the current year period.

Loss on Early Extinguishment of Debt

During the nine months ended September 30, 2021, we recorded a loss on early extinguishment of debt of $27.7 million related to refinancing of a significant portion of our capital structure and prepayment of term loans.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2022 was an expense of $4.6 million, compared to income of $2.7 million in the same period in the prior year. The increase in expense was primarily due to foreign exchange transaction losses in the current year compared to gains in the prior year and mark-to-market losses recorded on an equity investment in the current year compared gains recorded the same period in the prior year.

Income Taxes

During the nine months ended September 30, 2022, we recognized income tax expense of $52.6 million on income of $260.8 million, an effective tax rate of 20.2%, as compared to income tax expense of $36.0 million on income of $195.5 million, an effective tax rate of 18.4%, for the nine months ended September 30, 2021. The higher effective tax rate for the nine months ended September 30, 2022 when compared to the nine months ended September 30, 2021 is primarily due to higher tax related to the geographic distribution of income and lower favorable discrete benefits partially offset by lower U.S. tax on foreign income in the current year period.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the nine months ended September 30, 2022 and 2021, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $(0.4) million and $2.6 million, respectively. The loss in the current year period primarily related to the sale of our mobile cranes business. The gain in the prior year primarily related to the sales of our MHPS and mobile crane businesses.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At September 30, 2022, we had cash and cash equivalents of $232 million and undrawn availability under our revolving line of credit of $426 million, giving us total liquidity of approximately $658 million. During the nine months ended September 30, 2022, our liquidity decreased by approximately $209 million from December 31, 2021 primarily due to share repurchases, capital expenditures, acquisitions, investments, term loan prepayment and dividends, partially offset by cash generated from operations which includes the adverse impact of higher working capital.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic challenges resulting from supply chain constraints, inflationary pressures, foreign exchange rate volatility, geopolitical uncertainty and restrictive COVID-19 policies.
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

We had free cash flow of $53.2 million and $25.6 million for the three months ended and nine months ended September 30, 2022, respectively.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2022	Nine Months Ended 9/30/2022
Net cash provided by (used in) operating activities	$84.9	$104.2
Capital expenditures, net of proceeds from sale of capital assets	(31.7)	(78.6)
Free cash flow (use)	$53.2	$25.6

Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2022, we sold, without material recourse, approximately $458 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 20.0% at September 30, 2022.

The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2022 (in millions):

Three Months Ended 9/30/2022
Net Sales	$1,120.5
x	4
Trailing Three Month Annualized Net Sales	$4,482.0

As of 9/30/22
Inventories	$981.2
Trade Receivables	531.1
Trade Accounts Payable	(589.4)
Customer Advances	(27.2)
Working Capital	$895.7

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

Borrowings under the Credit Agreement at September 30, 2022 were $54.9 million, net of discount, on the Original Term Loan and $173.7 million on the Revolver. During the nine months ended September 30, 2022, we prepaid $23.0 million of the amount outstanding on the Original Term Loan prior to its maturity date to reduce our outstanding debt. At September 30, 2022, the weighted average interest rate was 4.67% on the Original Term Loan and 4.01% on the Revolver.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances.

On April 22, 2022, we acquired a manufacturer of heavy fabrications based in Northern Ireland to facilitate manufacturing of certain MP products for cash consideration of approximately $6 million. On July 29, 2022, we acquired a manufacturer of volumetric mixers based in Canada to expand our concrete product offering for consideration of approximately $39 million. See Note D - “Acquisitions” in our Condensed Consolidated Financial Statements for additional information regarding these transactions.

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the nine months ended September 30, 2022, we repurchased 2,718,549 shares for $92.0 million under this authorization leaving approximately $47 million available for repurchase under this program.

Our Board of Directors declared a dividend of $0.13 per share in the first, second and third quarters of 2022, which were paid to the Company’s shareholders. In October 2022, our Board of Directors declared a dividend of $0.13 per share, which will be paid on December 19, 2022 to the Company’s shareholders of record as of November 10, 2022.

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

Cash Flows

Cash provided in operations was $104.2 million and $324.1 million for the nine months ended September 30, 2022 and 2021, respectively. The change in operating cash was primarily driven by proceeds from the sale of finance receivables received in the prior year and higher working capital and incentive compensation payments in the current year.

Cash used in investing activities was $124.4 million and $73.4 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in cash used in investing activities relates primarily to higher capital expenditures and investment activity.

Cash provided by financing activities was $13.3 million for the nine months ended September 30, 2022, compared to cash used in financing activities of $348.7 million for the nine months ended September 30, 2021. The increase in cash provided by financing activities was primarily due to debt prepayments in the prior year compared to borrowings in the current year, partially offset by share repurchases in the current year.

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

At September 30, 2022, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2022 would have had approximately a $27 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At September 30, 2022, 27.6% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.68%.

At September 30, 2022, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2022 would not have materially increased interest expense during the period.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Broad based inflation, partially offset by declines in the cost of certain raw materials, have led to an overall rise in input costs which has adversely affected our financial performance. Additionally, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process which is scheduled to end on December 31, 2022 and duty draw back mechanism. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K and Part II, Item 1A. – “Risk Factors” below.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of September 30, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2022 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2022 - July 31, 2022	317,815	$28.86	316,188	$51,663
August 1, 2022 - August 31, 2022	12,052	$32.45	10,047	$51,341
September 1, 2022 - September 30, 2022	134,019	$31.25	129,791	$47,295
Total	463,886	$29.65	456,026	$47,295

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

TEREX CORPORATION
(Registrant)

Date:	October 28, 2022	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 28, 2022	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)