Form 10-K
period 2022-12-31
TEREX CORP
filed 2023-02-10
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $1,808 million based on the last sale price on June 30, 2022.

Number of outstanding shares of common stock: 67.5 million as of February 7, 2023.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2022.
Forward-Looking Information
Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “will” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:
•changes in the availability and price of certain materials and components, which may result in further supply chain disruptions;
•consolidation within our customer base and suppliers;
•our operations are subject to a number of potential risks that arise from operating a multinational business, including compliance with changing regulatory environments and political and economic instability;
•a material disruption to one of our significant facilities;
•our business is sensitive to government spending;
•our industry is highly competitive and subject to pricing pressure;
•our ability to successfully implement our strategy and the actual results derived from such strategy;
•our ability to integrate acquired businesses;
•our consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency exchange and translation risk;
•our business is affected by the cyclical nature of markets we serve;
•our need to comply with restrictive covenants contained in our debt agreements;
•our ability to generate sufficient cash flow to service our debt obligations and operate our business;
•our ability to access the capital markets to raise funds and provide liquidity;
•the financial condition of customers and their continued access to capital;
•exposure from providing credit support for some of our customers;
•we may experience losses in excess of recorded reserves;
•our ability to attract, develop, engage and retain team members;
•possible work stoppages and other labor matters;
•increased cybersecurity threats and more sophisticated computer crime;
•changes in import/export regulatory regimes, imposition of tariffs, escalation of global trade conflicts and unfairly traded imports, particularly from China, could continue to negatively impact our business;
•compliance with environmental regulations could be costly and failure to meet environmental, social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely impact our business;
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

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2022

PART I

ITEM 1.    BUSINESS

GENERAL

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. Since that time, we have changed significantly, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. Today, Terex is a global manufacturer of materials processing machinery and aerial work platforms. We design, build and support products used in construction, maintenance, manufacturing, energy, recycling, minerals and materials management applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We continue to focus on becoming an industry leading operating company.

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

MATERIALS PROCESSING

Our MP segment designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use. We market our MP products principally under the Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarapids®, CBI®, Simplicity®, Franna®, Terex Ecotec®, Finlay®, ProAll®, ZenRobotics®, Terex Washing Systems, Terex MPS, Terex Jaques®, Terex Advance®, ProStack®, Terex Bid-Well®, MDStm and Terex Recycling Systems brand names and business lines.

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
•Fabrications, sub-assemblies and steel kits are manufactured in Ballymoney and Cookstown, Northern Ireland;
•Wood processing, biomass and recycling equipment systems are manufactured in Newton, New Hampshire;
•Material handlers are manufactured in Bad Schönborn, Germany and Changzhou, China;
•Concrete pavers are manufactured in Canton, South Dakota;
•Front discharge concrete mixer trucks are manufactured in Fort Wayne, Indiana;
•Volumetric concrete mixers are manufactured in Olds, Alberta, Canada;
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

AWP has the following significant manufacturing operations:

•Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Umbertide, Italy, Changzhou, China and Monterrey, Mexico;
•Utility products are manufactured in Watertown and Huron, South Dakota and Changzhou, China; and
•Telehandlers are manufactured in Umbertide, Italy and Monterrey, Mexico.

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

Our Terex Way values continue to guide how we conduct business with our stakeholders: team member, customers, shareholders, suppliers, our communities and many others. Our values drive our unwavering focus on Zero Harm Safety, strong governance, Diversity, Equity & Inclusion (“DEI”), responsible environmental stewardship, and support for the communities where we live and work.

Each business in our Company is unique, but all businesses are managed to a common set of expectations in three broad thematic areas, as defined by our “Execute, Innovate, Grow” operating framework.

The “Execute” theme involves expectations related to core operating processes and accountabilities. We expect our businesses to deploy processes that meet local needs while delivering a level of performance and predictability that is consistent with effective operations. These expectations are fulfilled differently by the various Terex businesses, but the core principles are the same. For example, our Genie business is managed to a defined set of processes that we call the Genie Operating System. Our Materials Processing segment is managed to a similar set of processes that we call the MP Operating System. Both are key to delivering excellence across all functions within our operations. We feel that managing this way is key to appropriately balancing consistency and autonomy in our Company. Process discipline is important to efficient operation, but local control is important to the effectiveness with which business processes are implemented.

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

The “Grow” theme is the outcome of doing “Execute” and “Innovate” well. We will successfully and profitably grow when we operate efficiently, apply new thinking in creating value for customers and take on new challenges through business investments (i.e. new category and geographic development). We also see a role for further growth via inorganic investments. Over the past two years, we have completed multiple transactions, adding scope and depth to our Company through acquisitions of new facilities and businesses and investments in companies. We continue to build and actively pursue our inorganic investment pipeline, with an eye towards adding new dimensions to the Company portfolio and applying our skills as a manager of specialized machinery businesses in new and complementary domains.

Our Disciplined Capital Allocation approach remains an important part of our overall strategy, including maintenance of an optimal capital structure (of approximately 2.5 average net debt to EBITDA over the cycle), growth investments, restructuring investments and efficient return of capital to shareholders via dividends and share repurchases.

Successful pursuit of the “Execute, Innovate, Grow” strategy will shape the direction of our Company over the coming years. Terex is a diverse company that works collaboratively to deliver business performance efficiently and effectively. We balance the independence of our businesses with the benefits of total Company scale, which is central to how we manage our Company.

PRODUCTS

MATERIALS PROCESSING

MATERIALS PROCESSING EQUIPMENT. Materials processing equipment is used in processing aggregate materials for building applications and is also used in the quarrying, mining, construction, demolition, recycling, landscaping and biomass production industries. Our materials processing equipment includes crushers, screens, trommels and feeders, washing systems and conveyors as well as wood and biomass chippers and grinders.

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

Wood processing, biomass and recycling equipment includes shredders, grinders, trommels, chippers and specialty systems. This equipment is used in, among other things, recycling, wood energy, green waste/construction, demolition recycling industries and pulp and paper. Robotic waste sorting equipment consists of smart robots, powered by AI software, designed to pick, sort and recycle waste.

We manufacture a range of conveyors which include tracked and wheeled mobile conveyors. Conveyors are mechanical machines used to transport and stockpile materials such as aggregates and minerals after processing.

SPECIALTY EQUIPMENT. We manufacture material handlers, cranes, concrete mixer trucks, volumetric concrete mixers, concrete pavers and robotics waste sorting equipment.

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
•Volumetric concrete mixers provide make-to-order, mobile concrete delivery that eliminate concerns over delivery time between a concrete plant and a job site by delivering ingredients that are mixed locally and to the exact specifications of each job.
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
•Self-propelled articulating insulated booms are used for substation work and other applications where electrical hazards exist but use of a bucket truck is prohibitive.

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

BACKLOG

Our backlog as of December 31, 2022 and 2021 was as follows (in millions):

	December 31,
	2022	2021
MP	$1,174.3	$1,047.0
AWP	2,896.6	2,283.7
Total	$4,070.9	$3,330.7

We define backlog as firm orders that are expected to be filled, including orders that are expected to be filled beyond one year, although there can be no assurance that all such backlog orders will be filled. Our backlog orders represent primarily new equipment orders. Parts orders are generally filled on an as ordered basis.

Our management views backlog as one of many indicators of the performance of our business. Because many variables can cause changes in backlog and these changes may or may not be of any significance, we consequently view backlog as an important, but not necessarily determinative, indicator of future results.

Our overall backlog amounts at December 31, 2022 increased $740.2 million from our backlog amounts at December 31, 2021, driven by strong, global customer demand.

MP segment backlog at December 31, 2022 increased approximately 12% from our backlog amounts at December 31, 2021. This increase from 2021 was driven primarily by higher demand across aggregates, environmental and cranes businesses primarily in North America, Western Europe and Asia Pacific.

AWP segment backlog at December 31, 2022 increased approximately 27% from our backlog amounts at December 31, 2021. This increase from 2021 was driven by robust demand primarily in the U.S.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

Materials Processing	Crushing & Screening Equipment	Astec Industries, Deere (Kleeman), Keestrack, Metso, Portafill, Sandvik and Rubble Master

	Washing Systems	Azfab, CDE Global, Matec, McLanahan, Metso, Phoenix Process Equipment, Superior and Weir/Trio

	Wood Processing, Biomass, Recycling Equipment and Trommels	Astec Industries, Bandit, Doppstadt, Eggersmann, Jenz, Komptech, Morbark and Vermeer

	Conveyors	Astec/Telestack, Deere (Kleeman), Edge, Metso/McCloskey, Puzzulona Thor, Superior and Weir/Trio

	Material Handlers	Atlas, Caterpillar, Liebherr and Sennebogen

	Concrete Pavers	Allen Engineering, Gomaco, Guntert & Zimmerman and Power Curbers

	Concrete Mixer Trucks	Beck Industrial, Con-Tech, Continental Mixer, Indiana Phoenix and Oshkosh (McNeilus)

	Volumetric Concrete Mixers	Bay-lynx, Cemen Tech, Holcombe and Zimmerman

	Pick and Carry Cranes	Ace, Escorts, Humma and TIDD

	Rough Terrain Cranes	Kato, Liebherr, Link-Belt, Manitowoc (Grove), Sany, Tadano-Faun, XCMG and Zoomlion

	Tower Cranes	Comansa, Jaso, Liebherr, Manitowoc (Potain), Wolffkran, XCMG and Zoomlion

	Robotic Waste Sorting Technology	AMP Robotics, Max-Al, Steinert, Tomra and Waste Robotics

Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Oshkosh (JLG), Sumner, Vestil and Wesco

	Boom Lifts	Dingli, Haulotte, Linamar (Skyjack), Monitou, Oshkosh (JLG), Sinoboom, Xtreme/Tanfield (Snorkel) and Zoomlion

	Scissor Lifts	Dingli, Haulotte, LGMG, Linamar (Skyjack), Oshkosh (JLG), Sinoboom, Xtreme/Tanfield (Snorkel) and Zoomlion

	Utility Equipment	Altec, Dur-A-Lift, Posi+ and Time Manufacturing

	Telehandlers	CNH, JCB, Manitou (Gehl), Merlo and Oshkosh (JLG, Skytrak, Caterpillar and Lull brands)

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2022. In 2022, our largest customer accounted for less than 4% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 25% of our consolidated net sales. A material portion of AWP net sales are to national rental companies.

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

Currently, we are engaged in various legal proceedings with respect to intellectual property rights. While the outcome of these matters cannot be predicted with certainty, we believe the outcome of such matters will not have a material adverse effect, individually or in aggregate, on our business or operating performance. For more detail, see Item 3 – “Legal Proceedings”.

SAFETY AND ENVIRONMENTAL CONSIDERATIONS

As part of The Terex Way, and our Zero Harm Safety culture and environmental stewardship, we are committed to providing a safe and healthy environment for our team members, and strive to provide quality products that are safe to use and operate in an environmentally conscious and respectful manner. Safety is a top priority, not only for our team members, but also our customers. Terex has a longstanding commitment to designing, manufacturing, and selling safe and efficient products. Our safety standards and practices are rigorous. We collaborate with customers to design features that help keep operators safe, improve working environments, and help maintain equipment uptime and utilization. We also continue to follow all remaining COVID-19 safety protocols where directed by recognized health authorities or regulatory bodies, and will continue to maintain the necessary protective measures to keep our team safe.

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

Use and operation of our equipment in an environmentally conscious manner is an important priority for us. We are aware of global discussions regarding climate change and the impact of greenhouse gas emissions on global warming. We are increasing our production of products that have lower greenhouse gas emissions in response to both regulatory initiatives and market demand. We continue to be active in the development of incorporating alternative power solutions within our different product lines and are investing in companies that develop alternative energy solutions. Globally, job site regulations have become increasingly stringent, requiring quieter equipment with lower or zero emissions. At the same time, for our Genie® equipment, more job sites are requiring machines capable of working both outdoors and indoors. Our customers want products that operate on battery electric and fuel-electric hybrid options. We were the first to market with an all-electric utility bucket truck, reducing emissions and noise as well as supporting our customers electrification and sustainability goals. Many Genie® lift models offer all-electric or fuel-electric hybrid options that deliver quiet, emission-free performance, which is necessary for indoor working environments, as well as city centers with noise and emission restrictions. We offer crushers and screens that can operate from electrical power supply lines to help reduce the use of fuel. Hybrid solutions are also available on select utility aerial devices, cranes, and mixer trucks that use battery power to perform certain equipment functions without the engine running. Overall, we believe these developments are the leading edge of much greater change to the way equipment in the future will be powered. We have taken a lead on many of these developments within the industries we serve, and we will continue to evolve our approach to alternative, environmentally friendly equipment power as technical capabilities advance, solution economics improve, and customer demand for these solutions continues to increase.

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

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses. Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending. Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). Non-seasonal macro factors are also important and can surpass seasonal influences in importance in some years. In 2023, traditional seasonality is expected to be less applicable as the supply chain environment has extended product deliveries. We expect the first and second half sales to be comparable, with second and third quarter sales modestly higher.

WORKING CAPITAL

Our businesses are working capital intensive and require funding to purchase production and replacement parts inventories and expenditures to repair, replace and upgrade existing facilities. We have debt service requirements, including periodic interest payments on our outstanding debt. We believe cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets, will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this annual report. See Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities. For more detail on working capital, see Item 7 – “Liquidity and Capital Resources”.

HUMAN CAPITAL MANAGEMENT

SAFETY

The safety of our team is our number one priority. At Terex, safety is an absolute way of life. We are committed to Zero Harm, and we expect all team members to be committed to safety and continuous improvement in this area. In 2016, Terex set the goals of reaching a 0.20 lost time injury rate and 1.00 total recordable injury rate by 2024. We have made good progress since 2016 when our lost time injury rate was 0.80 and our total recordable injury rate was 3.82. At the end of 2022, our lost time injury rate was 0.54 and our total recordable injury rate was 1.93. Our aspirational goal will always be zero injuries, but these goals represent milestones along our journey to Zero Harm.

TEAM MEMBER TALENT AND SUPPORT

Terex strives to attract, develop and retain outstanding talent to be part of our team. We have a diverse and highly engaged global workforce. Capable, highly skilled and diverse team members are key to our ability to implement our “Execute, Innovate, Grow” strategy.

As of December 31, 2022, we had approximately 9,300 team members, including approximately 3,800 team members in the U.S. Approximately one percent of our team members in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our team members to be good and we provide mechanisms such as surveys and helplines for our team members to provide their perspectives. In 2022, 84% of team members participated in our company-wide global engagement survey. Safety remained the highest rated survey category and we received positive net promoter scores.

We have a robust talent review process in which we assess talent strengths and opportunity areas, matching our team members’ career aspirations with the needs of the business. We offer a wide range of training programs to support team members in their current roles and in achieving advancement opportunities. Our core curriculum of Terex Success Programs are designed for all of our team members from individual contributors to front line supervisors to managers and executives. These programs are grounded in The Terex Way values and help participants build key skills. Business specific leadership programs are also conducted in each of our two segments and additional training programs are offered around specific topics such as Safety; DEI; Technical Skills; and Financial Fundamentals.

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

DIVERSITY, EQUITY AND INCLUSION

We are committed to increasing and retaining demographic diversity at all levels of our global workforce. We value team members of every race, gender, age, religion, identity or experience. We encourage, value and support non-majority team members in all of our facilities worldwide. We actively seek their engagement and partnership, as we understand that diversity of background, thought and experience leads to improved problem-solving and greater innovation.

Diversity in and of itself is not sufficient. We strive to be fair and impartial in our decisions, ensuring Equity within our workplace and we know that creating a culture of Inclusion for all our team members is essential. We are committed to all three elements of DEI so we can make Terex the kind of place where every team member feels valued, listened to and appreciated.

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

In 2020, we expanded our primary DEI focus areas to include race and ethnicity, to ensure that members of under-represented groups have a sense of belonging and can thrive within our organization. In 2022, we established five year goals to increase non-majority representation in the U.S. in three areas: leadership, management, and indirect manufacturing and indirect selling, general & administrative (“SG&A”) roles.

In 2022, we continued the work of our Global DEI Governance Council, regional DEI Councils in the Americas, Europe, the Middle East, Africa and Russia (EMEAR) and Asia Pacific, and our longstanding Women@Terex Steering Committee. The DEI Governance Council is sponsored by our Chief Executive Officer (“CEO”) and Chief Human Resources Officer; our regional councils have Executive Leadership Team (“ELT”) level sponsorship from our segment Presidents. As part of our commitment to DEI, at the end of 2021 we launched “Affinity Groups,” a new way for team members to interact, exchange ideas, network, support one another and grow. Our Affinity Groups further expanded in 2022 from eight to nine and participation rose two-fold. Affinity Groups are a way to bring diverse perspectives into the workplace and our internal culture, and to give everyone support and a voice.

Our DEI efforts are centered around recruitment, engagement, development and retention. We have completed training for our ELT, senior leadership, managers and the HR community. This training has been cascaded to our more junior managers and supervisors as well. We continue to develop tools and resources for use at the individual and site level to foster inclusion. In 2022, we introduced a component to our annual incentive plan focused on the achievement of specific DEI metrics.

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

Manufacturing and Operational Risks

Changes in the availability and price of certain materials and components have resulted and could continue to result in significant disruptions to the supply chain causing manufacturing inefficiencies, increased costs and lower profits.

We obtain materials and manufactured components from third-party suppliers. In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, global logistics network challenges and cost increases, labor shortages and disputes, wage increases, rising inflation, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics (such as COVID-19) or acts of war or terrorism. Global logistics network challenges include shortages of shipping containers, ocean freight capacity constraints, international port delays, trucking and chassis shortages, railway and air freight capacity, rising inflation, wage increases and labor availability constraints, which have resulted in delays, shortages of key manufacturing components, increased order backlogs, and increased transportation costs. We have experienced, and in the future are likely to experience, significant disruption of the supply of some of our parts, materials, components and final assemblies that we obtain from suppliers or subcontractors. We continue to actively monitor and mitigate our supply chain risk, but there can be no assurance that our mitigation plans will be effective. Any delay or disruptions in receiving supplies have resulted and could further result in manufacturing inefficiencies caused by us having to wait for parts to arrive on production lines, could impair our ability to deliver products to our customers and delay sales, and, accordingly, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

Uncertainties related to the continued magnitude and duration of global supply chain disruptions have adversely affected, and may continue to adversely affect, our business and outlook.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. The cost of these materials, components and final assemblies have varied significantly in past several years and are expected to continue to fluctuate due to demand changes, inflation, geopolitical and economic uncertainty, regulatory and policy instability, the imposition of duties and tariffs (including on certain Chinese origin goods) and trade agreements/barriers, freight availability and costs, wage increases and labor shortages. In an effort to mitigate this, the Company has increased the prices of its products, recouped tariffs through duty drawback and exclusions, and worked with suppliers to ensure optimum pricing and inventory levels. However, if customers are unwilling to accept price increases in the Company’s products and the Company is unable to recover a substantial portion of increased costs from our suppliers, or through duty draw-back/exclusions, or otherwise offset the increased costs, then continued or increased fluctuations in costs of materials or inflation generally and continued supply chain challenges could have a material adverse effect on the Company’s results of operation, profitability, free cash flows, and financial condition.

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
•wage inflation, labor shortages and labor unrest;
•uncertainties and instability in global and regional economic conditions, including changes related to market conditions caused by the COVID-19 pandemic, heightened inflation, potential economic recessions, and significant interest rate fluctuations;
•ongoing political instability and uncertainties, including, but not limited to, the ongoing conflict between Russia and Ukraine, the relationship between China and the U.S. and other actual or anticipated military or political conflicts;
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
•natural disasters;
•health epidemics or new pandemics; and
•changes in tax laws or interpretations, tax rates and tax legislation.

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

Competition and Strategic Performance Risks

The industry in which we operate is highly competitive, subject to pricing pressure; if we fail to compete effectively, demand for our products may decrease and our business could suffer.

Our industry is highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. To compete successfully, our products must excel in terms of quality, reliability, durability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products.

One of our strategic initiatives is Innovate, which in part aims at the introduction of new or improved products, technologies and capabilities. If we are unable to continue to improve existing equipment products and technologies that meet our customers’ expectations, or the industry’s expectations, including, but not limited to electrification options discussed below, the demand for our equipment could be substantially adversely affected. Our ability to match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis. Product development, improvements and introductions also require significant financial and technological resources, talent, research, planning, design, development, engineering and testing at the technological, product and manufacturing process levels. If competitors’ new products arrive in the market before any of our similar new offerings arrive, or competitors offer more attractive features and functions prior to us, then demand for our equipment could be adversely affected or render our product obsolete. Any new products that we develop may also not receive market acceptance or otherwise generate meaningful net sales or profits for us relative to our expectations and our investments. Failure to compete effectively could result in lower revenues from our products and services, lower gross margins or cause us to lose market share.

In response to changes in customer preferences concerning global climate changes and related changes in regulations, we may continue to face greater pressure to develop products that generate less greenhouse gas emissions. Like many manufacturers, we foresee sales of electric-powered vehicles and mobile equipment becoming increasingly important and we are actively developing and offering more electric powered products, including our all-electric utility bucket truck launched in 2022. We are at risk of losing competitive advantages if we do not accurately predict, prepare for and respond to customer demands for new innovations with respect to electric-powered vehicles or mobile equipment and other technologies that minimize emissions, or if we are unable to do so on a cost-effective basis.

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

From time to time, we may engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated multiple acquisitions in the recent past and anticipate making additional acquisitions in the future. Our ability to realize the anticipated benefits of any purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate any acquired businesses. The risks associated with integrating acquired businesses include:

•the business culture of the acquired business may not match well with our culture;
•technological and product synergies, economies of scale and cost reductions may not occur as expected;
•we may acquire or assume unexpected liabilities;
•faulty assumptions may be made regarding the acquisition and integration process;
•unforeseen difficulties may arise in integrating operations and systems;
•we may fail to attract, retain, motivate and integrate key management and other employees of the acquired business; and
•we may experience problems in retaining customers.

The successful integration of any newly acquired business also requires us to implement effective internal control processes in these acquired businesses. We cannot ensure that any newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned. While our evaluation of any potential transaction includes business, legal, compliance and financial due diligence with the goal of identifying and evaluating the material risks involved, these due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular acquisition or costs associated with any quality issues with an acquisition target's products or services. Any of the foregoing could adversely affect our business, financial condition and results of operations.

Financial and General Economy Risks

Our consolidated financial results are reported in U.S. dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency exchange and translation risk.

Our Company operates in many areas of the world, involving transactions denominated in a variety of currencies. We are subject to currency exchange risk to the extent that our costs are denominated in currencies other than those in which the Company earns revenue.

Additionally, the reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Indian Rupee, Australian Dollar and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, fluctuations in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations.

Our business is affected by the cyclical nature of markets we serve.

Demand for our products tends to be cyclical and is affected by the general strength of the economies in which we sell our products, customers’ perceptions concerning the timing of economic cycles, prevailing interest rates, residential and non-residential construction spending, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. The last several years have been marked by the lingering effects of the COVID-19 pandemic, geopolitical instability, including the conflict between Russia and Ukraine, social concerns, supply chain and freight constraints, labor shortages and wage increases, high inflation, rising interest rates, foreign currency exchange volatility, and concerns of possible recessions, all of which have increased ongoing economic uncertainty and instability in the global markets. This instability can make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. While we are expecting to experience sales growth in 2023, we cannot provide any assurance that there will not be global economic weakness or a recession based on the above uncertainties. As discussed under the risk factor titled, “Changes in the availability and price of certain materials and components have resulted and could continue to result in significant disruptions to the supply chain causing manufacturing inefficiencies, increased costs, and lower profits,” the supply chain continues to be constrained and battling labor shortages, wage increases, freight constraints and heightened inflationary pressures. If we are not able to receive parts and components on a timely basis and at anticipated costs, we may not achieve the growth we expect in sales or profitability. If our customers are not successful in generating sufficient revenue or are precluded from securing financing or unable to meet higher interest rate payments, they may not be able to pay, or may delay payment of, receivables that are owed to us. Any inability of current and/or potential customers to pay us for our products will adversely affect our earnings and cash flow.

Our sales depend in part upon our customers’ replacement or repair cycles, which are impacted in part by historical purchase levels. We are in a period marked by high inflation levels, rising interest rates, global economic uncertainty, and if economic conditions in the U.S. and other key markets do not show continued stability or improvement, we may experience negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. As of December 31, 2022, we are in compliance with the financial covenants. However, increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

Our level of debt and the financial and restrictive covenants contained in our credit agreement could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our credit agreement bears interest at variable rates.

In addition, due to the cessation of the London Interbank Offered Rate (“LIBOR”), we have entered into and may enter into financial transactions such as credit agreements, receivables, derivatives, and notes that use the Secured Overnight Financing Rate (“SOFR”) or the Sterling Overnight Index Average (“SONIA”) as interest rate benchmarks. SOFR and SONIA are calculated differently from LIBOR and have inherent differences, which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. The full effects of the transition to SOFR, SONIA, or other rates remain uncertain.

We may be unable to generate sufficient cash flow to service our debt obligations and operate our business.

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control and our business may not generate sufficient cash flow from operating activities. Our ability to make payments on, and refinance, our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including rising interest rates. Lower sales, or uncollectible receivables, generally will reduce our cash flow.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2022, there can be no assurance this will continue to occur.

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

Some of our customers have been unable to obtain the credit they need to buy our equipment. Rising interest rates could have a dampening effect on the financial condition of some of our customers and their ability to repay credit obligations. As a result, some of our customers may need to cancel existing orders and some may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Human Capital Risks

We rely on key management and skilled labor, and we may be unable to attract, develop, engage and retain qualified team members.

We rely on the management and leadership skills of our senior management team, particularly those of the Chief Executive Officer. The loss of the services of key employees or senior officers, or the inability to identify, hire, develop and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations.

Our ability to maintain or expand our business depends on our ability to attract and hire qualified candidates with the requisite education, background, and experience as well as our ability to train, develop, engage, motivate and retain qualified team members with the skills necessary to understand and adapt to the continuously developing needs of our customers. Efforts to attract talent to fill open roles in light of continued constrained labor availability and wage inflation may take more time than in the past and may continue to cost us significantly more than in past years. Moreover, the constrained labor conditions and wage inflation pressures may mean that retention of existing talent may continue to require significant additional pay and incentives. If we fail to attract, hire, train, develop, engage, motivate and retain qualified personnel, or if we experience prolonged excessive turnover, we may experience declining sales, manufacturing delays, the loss of knowledge of departing employees or other inefficiencies, increased recruiting, hiring, onboarding and training resources, relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected. Competition for qualified personnel remains intense and we may not be successful in attracting or retaining qualified personnel, which could negatively impact our business. Additionally, while we strive to create an inclusive culture and a diverse workforce where all team members feel valued and respected, a failure, or perceived failure, to properly address inclusivity and diversity matters could result in reputational harm, reduced sales or an inability to attract and retain a talented workforce.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2022, we employed approximately 9,300 people worldwide. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

Information Technology Risks

Increased cybersecurity threats and more sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely extensively on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication. Operating these information technology systems and networks and processing and maintaining related data in a secure manner, is critical to our business operations and strategy. We continuously seek to maintain a robust program of information security and controls, but these systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. A failure of or breach in information technology security, particularly through malicious cyber-attacks which continue to increase in both frequency and sophistication by both state and non-state actors, could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in misstated financial information, regulatory action, fines and litigation, and other potential liabilities, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

The current cyber threat environment continues to indicate increased risk for all companies. In addition, we could be impacted by cyber threats, disruptions or vulnerabilities of our customers and suppliers. Like other global companies, we have experienced cyber threats and incidents in our systems and those of our third-party providers, and we have experienced viruses and attacks targeting our information technology systems and networks, although none have had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, identification and protection of critical assets, insider risk, third-party risk and cyber defense operations. While these measures are designed to reduce the risk of a breach or failure of our information technology systems, no security measures or countermeasures can guarantee that the Company will not experience a significant information security incident in the future.

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

We have been able to mitigate a portion of the effects of tariffs through the U.S. government’s duty draw-back mechanism and will further partially mitigate the impact through the U.S. Government’s tariff exclusion process, which has been extended through September 30, 2023, on certain components. However, if we are unable to recover a substantial portion of increased costs from our customers and suppliers, the extended exclusions or duty draw-back, our business or results of operations could be adversely affected.

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

Compliance with environmental regulations could be costly and failure to meet ESG expectations or standards or achieve our ESG goals could adversely affect our reputation, business, results of operations, financial condition, or stock price.

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

Recently, there is an increased focus, including by governmental and non-governmental organizations, investors and other stakeholders, and more attention on ESG matters. Such matters include, but are not limited to, reducing greenhouse gas emissions and climate-related risks; DEI; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Given our commitment to ESG, we actively manage all of these issues. We have a newly created senior vice president position with responsibility for ESG matters, additional dedicated employee resources, and cross-functional/business teams to further develop and implement ESG related initiatives and requirements. In November 2022, we released our latest ESG report, which highlights ESG materiality assessment results, innovation of environmental friendly products and products supporting safe work practices, implementation of energy audits to achieve our carbon reduction journey and our goal of a 15% reduction in greenhouse gas emissions and energy intensity, new injury prevention behaviors, reflecting our commitment to our Zero Harm Safety Culture, introducing nine affinity groups, supporting our DEI program, and the inclusion of four ESG reporting frameworks. Maintaining a strong reputation with team members, customers, investors, stakeholders and communities is critical to the success of our business.

We have devoted and expect to have to continue to devote significant expenditures in designing and manufacturing new forms of equipment that satisfy new laws/regulations and market expectations related to greenhouse gas emission reductions. We devote significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation as a good corporate citizen. These goals, commitments, and targets reflect our current plans and are not guarantees that we will be able to achieve them. Any failure, or perceived failure (whether or not valid), to act responsibly with respect to the environment, to achieve our ESG goals, to maintain ESG practices, to comply with emerging ESG regulations, or to meet investor or customer expectations related to ESG concerns, could harm our reputation, adversely impact our ability to attract and retain qualified and talented team members and customers, expose us to increased scrutiny from the investment community and enforcement authorities, reduce our stock price, have an adverse effect on our future financial results and cause harm to our business.

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

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. We collect and transfer personal data as part of our business processes and activities. This data is subject to a variety of U.S., E.U. and other international laws and regulations, including oversight by various regulatory or other governmental bodies. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.    PROPERTIES

As of December 31, 2022, our principal manufacturing, warehouse, service and office facilities comprised a total of approximately 7 million square feet of space worldwide. The following table outlines the principal manufacturing, warehouse, service and office facilities owned or leased (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Norwalk, Connecticut (1)	MP (Continued)	Fort Wayne, Indiana
	Schaffhausen, Switzerland (1)		Olds, Alberta Canada(1)
Multiple Business Segments	Southaven, Mississippi (1)		Bad Schönborn, Germany
	Changzhou, China		Brisbane, Australia (1)
	Roosendaal, Netherlands		Crespellano, Italy
MP	Oklahoma City, Oklahoma		Fontanafredda, Italy
	Louisville, Kentucky		Monaghan, Republic of Ireland
	Durand, Michigan		Jiading, China
	Coalville, England	AWP	Moses Lake, Washington (1)
	Hosur, India		North Bend, Washington (1)
	Subang Jaya, Malaysia (1)		Redmond, Washington (1)
	Ballymoney, Northern Ireland		Bothell, Washington (1)
	Campsie, Northern Ireland		Umbertide, Italy
	Dungannon, Northern Ireland		Darra, Australia (1)
	Omagh, Northern Ireland		Watertown, South Dakota
	Cookstown, Northern Ireland		Huron, South Dakota
	Newton, New Hampshire		Monterrey, Mexico
Canton, South Dakota

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol TEX. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In February 2023, Terex’s Board of Directors declared a dividend of $0.15 per share, which will be paid on March 20, 2023 to the Company’s shareholders of record as of March 9, 2023. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 7, 2023, there were 507 stockholders of record of our common stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our common stock, the Standard & Poor’s (“S&P”) 500 Stock Index, the S&P Industrial Machinery Index and our Prior Peer Group (as defined below) for the period commencing December 31, 2017 through December 31, 2022. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance. The companies in the Prior Peer Group are weighted by market capitalization.

The 2022 new peer index group consists of the S&P Industrial Machinery Index. The Prior Peer Group consists of the following companies that were in our same industry, of comparable revenue size to us and/or other manufacturing companies: AGCO Corporation, Carlisle Companies Inc., Crane Company, Dana Incorporated, Dover Corporation, Flowserve Corporation, Hubbell Inc., Lennox International Inc., The Manitowoc Company, Inc., Oshkosh Corporation, Pentair Ltd., Rockwell Automation, Inc., Roper Technologies Inc., Timken Company, Trinity Industries Inc. and Westinghouse Air Brake Technologies Corporation.

We re-examined our Prior Peer Group and concluded that our diversified portfolio of businesses, which evolves in accordance with acquisitions, dispositions and other transactions, is better benchmarked against the S&P Industrial Machinery Index for comparison prospectively rather than including a self-selected peer group of individual companies, as presented in prior years.

	12/17	12/18	12/19	12/20	12/21	12/22
Terex Corporation	100.00	57.79	63.38	74.71	95.02	93.65
S&P 500	100.00	95.62	125.72	148.85	191.58	156.89
S&P Industrial Machinery	100.00	84.87	116.16	134.01	164.78	140.21
Prior Peer Group	100.00	85.45	116.88	131.95	168.50	147.82
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2022 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2022 – October 31, 2022	145,524	$31.66	144,101	$42,733
November 1, 2022 – November 30, 2022	1,198	$38.81	—	$42,733
December 1, 2022 – December 31, 2022	3,284	$43.49	—	$192,733
Total	150,006	$31.98	144,101	$192,733
(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In July 2018, our Board of Directors authorized the repurchase of up to $300 million of our outstanding shares of common stock. In December 2022, our Board of Directors authorized the additional repurchase up to $150 million of our outstanding shares of common stock.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. We design, build and support products used in construction, maintenance, manufacturing, energy, recycling, minerals and materials management applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification and financing to parts and service support. We report our business in the following segments: (i) MP and (ii) AWP.

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

Non-GAAP measures we may use include translation effect of foreign currency exchange rate changes on net sales, gross profit, SG&A expenses and operating profit, as well as the net sales, gross profit, SG&A expenses and operating profit excluding the impact of acquisitions and divestitures.

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2023 outlook for earnings per share is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full year 2023 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

Non-GAAP measures also include Net Operating Profit After Tax (“NOPAT”), which is used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Safety remains our top priority; driven by Think Safe – Work Safe – Home Safe. All Terex team members contributed to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. We are leveraging our business operating systems to navigate supply challenges and labor constraints while working to mitigate material cost inflation. Company-wide investments in new product development and continued deployment of digital customer and dealer solutions are important to help to deliver long-term growth. In 2022, we completed a number of acquisitions, including enhancing our concrete offerings, adding fabrication capacity for our Northern Ireland businesses and expanding the capabilities of our growing environmental business in the MP segment with the acquisition of a company that designs and creates robots that pick, sort and recycle waste material.

Our performance in 2022 reflected continued, strong, global customer demand in our businesses and good execution by our team members in a dynamic and challenging environment. Net sales of $4.4 billion were up 14% year-over-year, 20% on a foreign exchange neutral basis, as end-markets remained strong. Gross margins increased by 190 basis points in the quarter as the team implemented cost take out plans and pricing actions helped to offset cost increases. The year-over-year gross margin increase was in both our segments. Despite the high inflationary environment, SG&A spending as a percentage of net sales was down 80 basis points to 10.2% of net sales, reflecting focused cost management. Operating margin of 9.5% was up 110 basis points year-over-year driven by prudent cost management and the improvement throughout the year in price cost dynamics.

Overall, 2022 financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite global supply chain disruptions, significant inflationary pressures and foreign exchange rate volatility. The global operating environment has remained difficult and unpredictable with increases in commodity prices, energy costs and logistics adversely impacting the Company. In addition, the weakening of the Euro and British Pound against the U.S. Dollar had a meaningful negative impact on our results in the year. Although these headwinds have constrained our growth, we are aggressively managing these challenges. We have continued to take pricing actions which has been necessary to mitigate rising costs in both segments. As a result of these actions, we were price/cost neutral for all of 2022.

MP had a strong year with net sales up 15% from 2021, 23% on a foreign exchange neutral basis, driven by strong customer sentiment across multiple end-markets and geographies as well as price realization. The MP businesses continue to benefit from strong equipment utilization rates and dealers looking to replenish their inventory and rental fleets. Our mobile crushing and screening businesses are benefiting from the strength of aggregates driven by investments in infrastructure projects and demand for sand to source silicon used in semiconductors. Growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. The strength of construction and infrastructure spending is driving demand for our cement products in the U.S. Our material handlers are benefiting from diversification into waste, scrap, port and timber applications. The strength of commodity prices is driving demand for our pick and carry cranes in Australia. MP has been aggressively managing all elements of cost resulting in a 15.3% operating margin for the year, up 110 basis points as compared to 2021. We expect customer sentiment to remain strong and we are encouraged by MP’s backlog (including deliveries beyond 12 months) of $1.2 billion, which is up 12% compared to 2021 backlog of $1.0 billion. As a result, we anticipate net sales between $2.0 billion and $2.1 billion and an operating margin of approximately 15.5% in 2023.

AWP’s 2022 net sales were up 14% compared to 2021 and increased 19% on a foreign exchange neutral basis, primarily due to higher demand driven by fleet replacement and end-market growth for aerial work platforms and price realization necessary to mitigate rising costs. Utility product growth was strong in North America. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. In addition, the fundamentals of the North American and European replacement cycle are strong as fleets age and customers have strong utilization rates. Globally, increased adoption of aerial work platforms continues to improve labor efficiency and jobsite safety. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 7.9% in the year driven by strict expense management and disciplined pricing actions. We expect end market demand to remain strong into 2023 as demonstrated by AWP’s backlog (including deliveries beyond 12 months) of $2.9 billion, which is up 27% compared to 2021 backlog of $2.3 billion. As a result, we anticipate net sales between $2.6 billion and $2.7 billion and an operating margin of approximately 9.0% in 2023. We anticipate moving multiple production lines throughout our global footprint and opening our new permanent facility in Monterrey, Mexico, which we expect to impact manufacturing efficiencies in 2023.

In 2022, our largest market remained North America, which represented approximately 56% of our global sales. As compared to 2021, sales were up double digits in every major geography except for Asia Pacific which was down although essentially flat on a foreign exchange neutral basis.

We continued to execute our disciplined capital allocation strategy in 2022. We made strategic investments in our businesses and continued to return capital to shareholders. Our strong balance sheet has allowed us to return approximately $132 million of cash to shareholders during 2022. We generated $152 million of free cash flow in the year, $27 million greater than we generated in 2021. We continue to maintain ample liquidity and as of December 31, 2022, we had $727 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong for our products and services. However, we continue to operate in a highly uncertain environment with supply chain challenges, inflationary pressures, foreign exchange rate volatility and geopolitical uncertainty, so results can change, positively or negatively. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks associated with supply chain disruptions. As a result, we currently expect 2023 EPS to be between $4.60 and $5.00, on net sales between $4.6 billion and $4.8 billion. Our outlook assumes pricing actions along with manufacturing efficiencies will offset cost pressures. We intend to continue to make prudent investment in the business including our new product development, engineering and digital initiatives.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by one minus the full year 2022 effective tax rate (“Effective Tax Rate”). Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

Our management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2022 was 21.3%.

Amounts described below are reported in millions of U.S. dollars, except for the Effective Tax Rate. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec '22	Sep '22	Jun '22	Mar '22	Dec '21
Effective Tax Rate	18.1%	18.1%	18.1%	18.1%
Income (loss) from operations	$120.8	$120.8	$103.9	$74.5
Multiplied by: 1 minus Effective Tax Rate	81.9%	81.9%	81.9%	81.9%
Net operating income (loss) after tax	$98.9	$98.9	$85.1	$61.0
Debt	$775.5	$826.5	$828.2	$740.3	$674.1
Less: Cash and cash equivalents	(304.1)	(231.7)	(253.3)	(218.4)	(266.9)
Debt less Cash and cash equivalents	471.4	594.8	574.9	521.9	407.2
Stockholders’ equity	1,181.2	1,034.7	1,048.9	1,114.1	1,109.6
Debt less Cash and cash equivalents plus Stockholders’ equity	$1,652.6	$1,629.5	$1,623.8	$1,636.0	$1,516.8

December 31, 2022 ROIC	21.3%
NOPAT as adjusted (last 4 quarters)	$343.9
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$1,611.7

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Exhibit 15 (a) (1) and (2) Financial Statements and Financial Statement Schedules of this Annual Report on Form 10-K. This section of our Annual Report on Form 10-K generally discusses 2022 and 2021 and provides a year-over-year comparison of 2022 and 2021. Discussions of 2020 and year-over-year comparison of 2021 and 2020 are not included in this document and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Consolidated

	2022		2021		2020
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2022 vs 2021
	($ amounts in millions)
Net sales	$4,417.7	—	$3,886.8	—	$3,076.4	—	13.7%
Gross profit	871.2	19.7%	757.4	19.5%	539.3	17.5%	15.0%
SG&A expenses	451.2	10.2%	429.4	11.0%	470.9	15.3%	5.1%
Income from operations	420.0	9.5%	328.0	8.4%	68.4	2.2%	28.0%

Net sales for the year ended December 31, 2022 increased $530.9 million when compared to 2021. The increase in net sales was primarily due to healthy demand for our products across multiple businesses and price realization, necessary to mitigate rising costs, across all segments. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $244 million.

Gross profit for the year ended December 31, 2022 increased $113.8 million when compared to 2021. The increase was primarily due to incremental margin on higher sales volume, price realization and favorable mix, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

SG&A expenses for the year ended December 31, 2022 increased $21.8 million when compared to 2021 primarily due to increased selling, technology and engineering costs in 2022 and non-recurring gains in 2021, partially offset by the positive impact of changes in foreign exchange rates. SG&A expenses were lower as a percent of sales when compared to 2021 due to continued cost discipline across all areas of our business.

Income from operations for the year ended December 31, 2022 increased by $92.0 million when compared to 2021. The increase was primarily due to incremental margin on higher sales volume, price realization and favorable mix which more than offset cost increases and the negative impact of changes in foreign exchange rates.

Materials Processing

	2022		2021		2020
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2022 vs 2021
	($ amounts in millions)
Net sales	$1,941.6	—	$1,691.8	—	$1,256.8	—	14.8%
Income from operations	297.8	15.3%	240.9	14.2%	143.4	11.4%	23.6%

Net sales for the year ended December 31, 2022 increased by $249.8 million when compared to 2021 primarily due to robust end-market demand for aggregates in all major geographies, material handlers and environmental equipment in North America and Western Europe, and cranes in Asia-Pacific and North America, as well as price realization, necessary to mitigate rising costs, and new product offerings. Net sales were negatively impacted by changes in foreign exchange rates of approximately $138 million.

Income from operations for the year ended December 31, 2022 increased $56.9 million when compared to 2021 primarily due to incremental margin on higher sales volume, favorable mix and price realization, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

Aerial Work Platforms

	2022		2021		2020
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2022 vs 2021
	($ amounts in millions)
Net sales	$2,483.6	—	$2,178.8	—	$1,782.9	—	14.0%
Income from operations	196.2	7.9%	152.1	7.0%	0.5	—%	29.0%

Net sales for the year ended December 31, 2022 increased $304.8 million when compared to 2021 primarily due to price realization, necessary to mitigate rising costs, and higher demand that was driven by fleet replacement and end-market growth for aerial work platforms in all major geographies except China and utility products and telehandlers in North America. Net sales were negatively impacted by changes in foreign exchange rates of approximately $106 million.

Income from operations for the year ended December 31, 2022 increased $44.1 million when compared to 2021 primarily due to incremental margin on higher sales volume, price realization and favorable mix, partially offset by material, labor, manufacturing inefficiency and freight cost increases due to global supply chain disruptions, significant inflationary pressures and the negative impact of changes in foreign exchange rates.

Corporate and Other / Eliminations

	2022		2021		2020
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2022 vs 2021
	($ amounts in millions)
Net sales	$(7.5)	—	$16.2	—	$36.7	—	(146.3)%
Loss from operations	(74.0)	*	(65.0)	*	(75.5)	*	(13.8)%
* Not a meaningful percentage

Net sales include financing activities of TFS, governmental sales and elimination of intercompany sales activity among segments. The net sales decrease is primarily attributable to lower TFS revenue and higher intercompany sales eliminations.

Loss from operations for the year ended December 31, 2022 increased $9.0 million when compared to 2021. The increase in operating loss is primarily due to a gain on the sale of the finance receivables and a finance receivable reserve release in 2021.

Other

	2022	2021	2020
				% Change in Reported Amounts 2022 vs 2021
	($ amounts in millions)
Interest (expense), net of interest income	$(46.3)	$(47.8)	$(62.3)	3.1%
Loss on early extinguishment of debt	(0.3)	(29.4)	—	99.0%
Other income (expense) – net	(6.8)	13.0	4.9	(152.3)%
(Provision for) benefit from income taxes	(66.4)	(46.3)	(2.0)	(43.4)%
Income (loss) from discontinued operations – net of tax	—	—	(0.4)	*
Gain (loss) on disposition of discontinued operations – net of tax	(0.2)	3.4	(19.2)	(105.9)%
* Not a meaningful percentage

Interest Expense, Net of Interest Income

Interest expense, net of interest income, was comparable at $46.3 million and $47.8 million for the year ended December 31, 2022 and 2021, respectively.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2022, loss on early extinguishment of debt was $0.3 million, or $29.1 million lower when compared to the same period in 2021, due to refinancing of a significant portion of our capital structure and prepayment of term loans in 2021.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2022 was an expense of $6.8 million, compared to income of $13.0 million in the same period in 2021. The increase in expense was primarily due to a gain related to the early termination of a lease in 2021, mark-to-market losses recorded on an equity investment in 2022 compared to gains recorded in 2021 and foreign exchange transaction losses in 2022 compared to gains in 2021.

Income Taxes

During the year ended December 31, 2022, we recognized income tax expense of $66.4 million on income of $366.6 million, an effective tax rate of 18.1%, as compared to income tax expense of $46.3 million on income of $263.8 million, an effective tax rate of 17.6%, for the year ended December 31, 2021. The higher effective tax rate for the year ended December 31, 2022 when compared to the year ended December 31, 2021 is primarily due to unfavorable items including higher U.S. tax on foreign income and lower uncertain tax positions benefit, partially offset by the release of the valuation allowance for the German interest expense deferred tax asset in 2022.

Gain (Loss) on Disposition of Discontinued Operations – Net of Tax

During the years ended December 31, 2022 and 2021, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $(0.2) million and $3.4 million, respectively. The loss in 2022 primarily related to the sale of our mobile cranes business in 2019. The gain in 2021 primarily related to the sales of our MHPS and mobile crane businesses in 2017 and 2019, respectively.

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

Goodwill – We test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our annual impairment test date is the first day of our fiscal fourth quarter. We consider whether each component of an operating segment meets the criteria for a reporting unit in accordance with ASC 350-20. However, we aggregate two or more components of an operating segment into a single reporting unit if the components have similar economic characteristics.

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

If the qualitative assessment indicates a quantitative analysis should be performed or a quantitative analysis is directly elected, we evaluate goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value, including the associated goodwill. To determine the fair values, we use an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount at the annual impairment test date.

Long-Lived Assets – We assess the realizability of our long-lived assets, including definite-lived intangible assets, and evaluate such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. We use data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset.

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

Plan assets consist primarily of fixed income and equity securities. For non-U.S. funded plans, approximately 71% of the assets are in fixed income securities, 25% are in equity securities and 4% are in real estate securities. These allocations are reviewed periodically and updated to meet the long-term goals of the plans.

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

Expected long-term rates of return on pension plan assets were 4.00% for the U.K. plan and 2.50% for the Swiss plan at December 31, 2022. Our strategy with regard to the investments in the pension plans is to earn a rate of return sufficient to match or exceed the long-term growth of pension liabilities. The expected rate of return of plan assets represents an estimate of long-term returns on the investment portfolio. These rates are determined annually by management based on a weighted average of current and historical market trends, historical portfolio performance and the portfolio mix of investments. The expected long-term rate of return on plan assets at the December 31 measurement date is used to measure the earnings effects for the subsequent year. The difference between the expected return and the actual return on plan assets affects the calculated value of plan assets and, ultimately, future pension expense (income).

The discount rates were 5.43% for the U.S. SERP and 2.15% to 7.30% with a weighted average of 4.68% for non-U.S. plans at December 31, 2022. The discount rate enables us to estimate the present value of expected future cash flows on the measurement date. The rate used reflects a rate of return on high-quality fixed income investments that match the duration of expected benefit payments at the December 31 measurement date. The discount rates are used to measure the year-end benefit obligations and the earnings effects on the subsequent year. Typically, a higher discount rate decreases the present value of benefit obligations.

The U.S. SERP has no expected rate of compensation increase as all participants have retired or have a terminated vested benefit payable in the future. Our U.K. pension plan is frozen so there is no expected rate of compensation increase; however, other non-U.S. plans’ expected rates of compensation increases were 1.50% to 8.00%. The weighted average of the rates for all non-U.S. plans is 0.26% at December 31, 2022. These estimated annual compensation increases are determined by management every year and are based on historical trends and market indices.

We have recorded the underfunded status of our defined benefit pension plans as a liability and the unrecognized prior service costs and actuarial gains (losses) as an adjustment to Stockholders’ equity on the Consolidated Balance Sheet. The decrease in the net liability and increased funded status of $2.4 million was due primarily to changes in assumptions from the previous year, primarily increases in discount rates, partially offset by losses on our plan assets resulting from global economic conditions.

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

Assumptions used in computing our net pension expense and projected benefit obligation have a significant effect on the amounts reported. A 25 basis point change in each assumption below would have the following effects upon net pension expense and projected benefit obligation, respectively, as of and for the year ended December 31, 2022 (in millions):

	Increase		Decrease
	Discount Rate	Expected long- term rate of return	Discount Rate	Expected long- term rate of return
U. S. Plan:
Net pension expense	$—	$—	$—	$—
Projected benefit obligation	$(1.2)	$—	$1.3	—

Non-U.S. Plans:
Net pension expense (benefit)	$—	$(0.2)	$—	$0.2
Projected benefit obligation	$(2.7)	$—	$2.9	—

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

We evaluate the net realizable value of our deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (ordinary income versus capital gain) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated. Timing is important because, in certain jurisdictions, net operating losses (“NOLs”) or other tax attributes expire if not used within an established statutory time frame. We record a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not.

We must consider all objective evidence, both positive and negative, in evaluating the future realization of our deferred tax assets, including tax loss carry forwards. Available evidence, including historical information is supplemented by currently obtainable information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. Based on these evaluations, we have determined that it is more likely than not that expected future earnings will be sufficient to use most of our deferred tax assets. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required.

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

Judgments and estimates are required to determine tax expense and deferred tax valuation allowances and in assessing uncertain tax positions. Tax returns are subject to audit and local taxing authorities could challenge tax-filing positions we take. Our practice is to file income tax returns that conform to requirements of each jurisdiction and to record provisions for tax liabilities, including interest and penalties, in accordance with Accounting Standards Codification 740, “Income Taxes.” Given the continued changes and complexity in worldwide tax laws, coupled with our geographic scope and size there may be greater exposure to uncertain tax positions. Given the subjective nature of applicable tax laws, results of an audit of some of our tax returns could have a significant impact on our consolidated financial statements.

RECENT ACCOUNTING STANDARDS

Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a summary of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At December 31, 2022, we had cash and cash equivalents of $304 million and undrawn availability under our revolving line of credit of $423 million, giving us total liquidity of approximately $727 million. During the year ended December 31, 2022, our liquidity decreased by approximately $140 million from December 31, 2021 primarily due to term loan prepayment, capital expenditures, investments, share repurchases, dividends and acquisitions, partially offset by cash generated from operations which includes the adverse impact of higher inventory due to supply chain disruptions.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2026 and we have increased our focus on free cash flow generation. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this annual report. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic challenges resulting from supply chain constraints, inflationary pressures, foreign exchange rate volatility, geopolitical uncertainty, rising interest rates and remaining COVID-19 impacts.
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

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans through funding of capital expenditures, operating expenses or other similar cash needs of worldwide operations. Most of this cash could be used in the U.S., if necessary, without additional tax expense. Incremental cash repatriated to the U.S. would not be expected to result in material foreign, Federal or state tax cost. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds.

We had free cash flow of $151.8 million for the year ended December 31, 2022.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2022
Net cash provided by (used in) operating activities	$261.2
Capital expenditures, net of proceeds from sale of capital assets	(109.4)
Free cash flow	$151.8

Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2022, we sold, without material recourse, approximately $665 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 18.0% at December 31, 2022.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2022 (in millions):

Three months ended 12/31/2022
Net Sales	$1,217.6
x	4
Trailing Three Month Annualized Net Sales	$4,870.4

As of 12/31/22
Inventories	$988.4
Trade Receivables	547.5
Trade Accounts Payable	(624.6)
Customer Advances	(36.2)
Working Capital	$875.1

Revolver Borrowings were $177 million at December 31, 2022. At December 31, 2022, the weighted average interest rate was 6.10% on the Revolver. During the year ended December 31, 2022, we prepaid $78 million to retire our Term Loans prior to their maturity date to reduce our outstanding debt and lower our leverage. For information regarding debt, see Note J – “Long-Term Obligations” in Notes to Consolidated Financial Statements.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by increasing customer financing facilitated through TFS in certain instances.

On April 22, 2022, we acquired a manufacturer of heavy fabrications based in Northern Ireland to facilitate manufacturing of certain MP products for cash consideration of approximately $6 million. On July 29, 2022, we acquired a manufacturer of volumetric mixers based in Canada to expand our concrete product offering for consideration of approximately $40 million. See Note D - “Acquisitions and Dispositions” in our Consolidated Financial Statements for additional information regarding these transactions.

In July 2018, our Board of Directors authorized the repurchase up to $300 million of our outstanding shares of common stock. During the year ended December 31, 2022, we repurchased 2,862,650 shares for $96.6 million under this authorization leaving approximately $43 million available for repurchase under this program. In December 2022, our Board of Directors authorized the additional repurchase up to $150 million of our outstanding shares of common stock.

Our Board of Directors declared a dividend of $0.13 per share in each quarter of 2022, which were paid to our shareholders. In February 2023, our Board of Directors declared a dividend of $0.15 per share, which will be paid on March 20, 2023 to our shareholders of record as of March 9, 2023.

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

The Company’s material cash requirements include the following contractual and other obligations:

Debt
As of December 31, 2022, the Company had outstanding debt of $771.3 million, with $0.1 million payable within 12 months. Future interest payments associated with the outstanding debt are approximately $203 million with $41.8 million payable within 12 months. For detailed debt information see Note J – “Long Term Obligations” in Notes to Consolidated Financial Statements.

Leases
The Company has leases for real property, vehicles and office and industrial equipment. As of December 31, 2022, the Company had contractual fixed costs primarily related to lease commitments of approximately $107 million, with $33.3 million payable within 12 months. For detailed lease information see Note K – “Leases” in Notes to Consolidated Financial Statements.

Purchase Obligations
The Company had purchase obligations of $696.1 million, with substantially all purchase obligations payable within 12 months. Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

We reported a liability of $2.5 million related to unrecognized tax benefits as of December 31, 2022 and do not expect this liability to change materially in 2023. As such, any related payments in 2023 should not be significant.

Additionally, at December 31, 2022, we had outstanding letters of credit that totaled $118.4 million and maximum exposure of $121.4 million for credit guarantees outstanding related to recourse provided to third-party financial institutions when customers finance the purchase of equipment.

We maintain defined benefit pension plans for some of our U.S. and non-U.S. operations. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2022, we made cash contributions and payments to the retirement plans of $8.9 million, and we estimate that our retirement plan contributions will be approximately $9 million in 2023. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

In 2023, we expect approximately $135 million in capital expenditures, with our largest expenditure related to our manufacturing facility in Mexico.

Cash Flows

Cash provided by operations was $261.2 million and $293.4 million for the years ended December 31, 2022 and 2021, respectively. The change in operating cash was primarily driven by proceeds from the sale of finance receivables received in 2021, partially offset by increased operating profitability in 2022.

Cash used in investing activities was $154.1 million and $102.2 million for the years ended December 31, 2022 and 2021, respectively. The increase in cash used in investing activities relates primarily to higher capital expenditures and investment activity.

Cash used in financing activities was $54.9 million and $580.1 million for the year ended December 31, 2022 and 2021, respectively. The decrease in cash used in financing activities was primarily due to debt prepayments in 2021 compared to borrowings in 2022, partially offset by share repurchases in 2022.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Primary currencies to which we are exposed are the Euro, British Pound, Chinese Yuan, Indian Rupee, Australian Dollar and Mexican Peso. We purchase hedging instruments to manage variability of future cash flows associated with recognized assets or liabilities due to changing currency exchange rates. See Risk Factors in Part I, Item 1A. for further information on our foreign exchange risk.

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

At December 31, 2022, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2022 would have had approximately a $40 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At December 31, 2022, approximately 23% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.81%.

At December 31, 2022, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2022 would not have materially increased interest expense during the year ended December 31, 2022.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material supply sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. Our manufacturing operations continue to be adversely affected by material shortages and production delays as the continuity of supply was impacted by capacity constraints, global logistics disruptions, raw material shortages and remaining COVID-19 impacts. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays into 2023.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Broad based inflation, partially offset by declines in the cost of certain raw materials, have led to an overall rise in input costs which has adversely affected our financial performance. Additionally, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, which has been extended through September 30, 2023, and duty draw back mechanism. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw-back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of December 31, 2022, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2022.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2022, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

ITEM 9B.    OTHER INFORMATION

None.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2022:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	2,780,512
Equity compensation plans not approved by stockholders	—	—	—
Total	—		2,780,512

(1)This does not include 1,849,796 shares of restricted stock awards and 748,015 shares held in a rabbi trust for a deferred compensation plan.

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

PART IV

ITEM 15.    EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

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

10.1
Terex Corporation Amended and Restated Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 11, 2017 and filed with the Commission on May 15, 2017). ***

10.2
Terex Corporation Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2008 of Terex Corporation, Commission File No. 1-10702). ***

10.3
Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.11 of the Form 10-Q for the quarter ended June 30, 2004 of Terex Corporation, Commission File No. 1-10702). ***

10.4
Amendment to the Terex Corporation Amended and Restated Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 14, 2008 and filed with the Commission on October 17, 2008). ***

10.5
Terex Corporation Deferred Compensation Plan dated as of March 3, 2022 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 19, 2022 and filed with the Commission May 23, 2022). ***

10.6
Employment Letter from Terex Corporation signed by John Garrison on October 15, 2015 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 15, 2015 and filed with the Commission on October 19, 2015). ***

10.7	Employment Letter from Terex Corporation signed by Julie A. Beck on February 9, 2022 (incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended December 31, 2021). ***

10.8
Form of Restricted Stock Agreement (time based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.9
Form of Restricted Stock Agreement (performance based granted 2019) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.10
Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 6, 2021 and filed with the Commission May 11, 2021). ***

10.11
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.12
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.13
Amendment and Restatement Agreement dated as of April 1, 2021, relating to the Credit Agreement dated as of January 31, 2017, among Terex Corporation and certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 1, 2021 and filed with the Commission April 6, 2021).

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

10.15
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.16
Amendment dated as of December 29, 2022, relating to the Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 29, 2022 and filed with the Commission December 30, 2022).

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP, New York, NY. *

23.2	Consent of Independent Registered Public Accounting Firm PricewaterhouseCoopers LLP, Stamford, Connecticut.*

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION

By:	/s/ John L. Garrison, Jr.	February 10, 2023
John L. Garrison, Jr.
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ John L. Garrison, Jr	Chairman and Chief Executive	February 10, 2023
John L. Garrison, Jr.	Officer
(Principal Executive Officer)

/s/ Julie A. Beck	Senior Vice President and Chief Financial	February 10, 2023
Julie A. Beck	Officer
(Principal Financial Officer)

/s/ Stephen A. Johnston	Vice President, Chief Accounting Officer and Controller	February 10, 2023
Stephen A. Johnston	(Principal Accounting Officer)

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Thomas J. Hansen	Director
Thomas J. Hansen

*/s/ Sandie O’Connor	Director
Sandie O’Connor

*/s/ Christopher Rossi	Director
Christopher Rossi

*/s/ Andra M. Rush	Director
Andra M. Rush

*/s/ David A. Sachs	Lead Director
David A. Sachs

*By /s/ Julie A. Beck		February 10, 2023
Julie A. Beck, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2022 AND 2021
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2022

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-42

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of Terex Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Terex Corporation and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes and financial statement Schedule II – Valuation and Qualifying Accounts and Reserves (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Recoverability of certain deferred tax assets

As described in Note C – “Income Taxes” to the consolidated financial statements, the Company reported net deferred tax assets of $127.9 million as of December 31, 2022. The Company assesses the net realizable value of its deferred tax assets based on available evidence, including historical information that is supplemented by currently available information about future tax years.

We identified the evaluation of the recoverability of certain deferred tax assets as a critical audit matter. A high degree of auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required to evaluate the application of relevant tax law and the estimated future taxable income used in assessing the recoverability of certain deferred tax assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the recoverability of deferred tax assets. This included controls related to management’s analysis of relevant tax law and the estimated future taxable income used in assessing recoverability. We evaluated the Company’s estimated future taxable income in certain jurisdictions, primarily by comparing estimated amounts to historical actual amounts, by considering historical trends in taxable income, and by evaluating available information about future tax years, including relevant economic trends and information. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the recoverability of certain deferred tax assets by assessing the application of relevant tax law and the extent to which the deferred tax assets are subject to limitation on usage or expiry.

We have served as the Company’s auditor since 2021.

/s/KPMG LLP
New York, New York
February 10, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
and Stockholders of Terex Corporation

Opinion on the Financial Statements

We have audited the consolidated statements of income (loss), of comprehensive income (loss), of changes in stockholders’ equity and of cash flows of Terex Corporation and its subsidiaries (the “Company”) for the year ended December 31, 2020, including the related notes and financial statement schedule listed in the accompanying index for the year ended December 31, 2020 (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP
Stamford, Connecticut
February 12, 2021

We served as the Company’s auditor from 1992 to 2020.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$4,417.7	$3,886.8	$3,076.4
Cost of goods sold	(3,546.5)	(3,129.4)	(2,537.1)
Gross profit	871.2	757.4	539.3
Selling, general and administrative expenses	(451.2)	(429.4)	(470.9)
Income (loss) from operations	420.0	328.0	68.4
Other income (expense)
Interest income	2.8	3.7	3.6
Interest expense	(49.1)	(51.5)	(65.9)
Loss on early extinguishment of debt	(0.3)	(29.4)	—
Other income (expense) – net	(6.8)	13.0	4.9
Income (loss) from continuing operations before income taxes	366.6	263.8	11.0
(Provision for) benefit from income taxes	(66.4)	(46.3)	(2.0)
Income (loss) from continuing operations	300.2	217.5	9.0
Income (loss) from discontinued operations – net of tax	—	—	(0.4)
Gain (loss) on disposition of discontinued operations – net of tax	(0.2)	3.4	(19.2)
Net income (loss)	$300.0	$220.9	$(10.6)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$4.38	$3.12	$0.13
Income (loss) from discontinued operations – net of tax	—	—	(0.01)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.05	(0.27)
Net income (loss)	$4.38	$3.17	$(0.15)
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$4.32	$3.07	$0.13
Income (loss) from discontinued operations – net of tax	—	—	(0.01)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.05	(0.27)
Net income (loss)	$4.32	$3.12	$(0.15)
Weighted average number of shares outstanding in per share calculation
Basic	68.5	69.7	69.6
Diluted	69.4	70.9	70.1

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$300.0	$220.9	$(10.6)
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(2.3), $5.4 and $(3.0) for the years ended December 31, 2022, 2021 and 2020, respectively	(97.5)	(42.8)	63.0
Derivative hedging adjustment, net of (provision for) benefit from taxes of $2.9, $(2.7) and $1.6 for the years ended December 31, 2022, 2021 and 2020, respectively	(10.4)	10.0	(5.2)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $1.0, $0.0 and $0.0 for the years ended December 31, 2022, 2021 and 2020, respectively	(3.5)	(1.2)	(1.4)
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $(0.1), $(1.6) and $1.7 for the years ended December 31, 2022, 2021 and 2020, respectively	(6.7)	10.6	(6.3)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.2), $(0.3) and $(0.4) for the years ended December 31, 2022, 2021 and 2020, respectively	1.2	2.0	1.3
Foreign exchange and other effects, net of (provision for) benefit from taxes of $(0.1), $0.1 and $(0.6) for the years ended December 31, 2022, 2021 and 2020, respectively	3.8	1.3	(2.3)
Total pension liability adjustment	(1.7)	13.9	(7.3)
Other comprehensive income (loss)	(113.1)	(20.1)	49.1
Comprehensive income (loss)	$186.9	$200.8	$38.5

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2022	2021
Assets
Current assets
Cash and cash equivalents	$304.1	$266.9
Trade receivables (net of allowance of $9.4 and $9.7 at December 31, 2022 and 2021, respectively)	547.5	507.7
Inventories	988.4	813.5
Prepaid and other current assets	122.0	179.7
Total current assets	1,962.0	1,767.8
Non-current assets
Property, plant and equipment – net	465.6	429.6
Goodwill	284.4	280.1
Intangible assets – net	17.4	13.4
Other assets	388.7	372.6
Total assets	$3,118.1	$2,863.5

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$1.9	$5.6
Trade accounts payable	624.6	537.7
Accrued compensation and benefits	103.0	108.5
Other current liabilities	269.1	258.1
Total current liabilities	998.6	909.9
Non-current liabilities
Long-term debt, less current portion	773.6	668.5
Other non-current liabilities	164.7	175.5
Total liabilities	1,936.9	1,753.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 84.0 and 83.4 shares at December 31, 2022 and 2021, respectively	0.9	0.9
Additional paid-in capital	881.6	860.0
Retained earnings	1,200.6	936.9
Accumulated other comprehensive income (loss)	(341.6)	(228.5)
Less cost of shares of common stock in treasury – 17.2 and 14.2 shares at December 31, 2022 and 2021, respectively	(560.3)	(459.7)
Total stockholders’ equity	1,181.2	1,109.6
Total liabilities and stockholders’ equity	$3,118.1	$2,863.5

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2019	70.4	$0.8	$824.4	$771.4	$(257.5)	$(406.8)	$932.3
Net income (loss)	—	—	—	(10.6)	—	—	(10.6)
Other comprehensive income (loss) – net of tax	—	—	—	—	49.1	—	49.1
Issuance of common stock related to compensation	0.7	0.1	29.0	—	—	—	29.1
Compensation under stock-based plans – net	0.1	—	(15.7)	—	—	3.7	(12.0)
Dividends	—	—	0.2	(8.6)	—	—	(8.4)
Acquisition of treasury stock	(2.6)	—	—	—	—	(56.1)	(56.1)
Other	—	—	—	(1.9)	—	—	(1.9)
Balance at December 31, 2020	68.6	0.9	837.9	750.3	(208.4)	(459.2)	921.5
Net income (loss)	—	—	—	220.9	—	—	220.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.1)	—	(20.1)
Issuance of common stock related to compensation	0.6	—	12.2	—	—	—	12.2
Compensation under stock-based plans – net	0.1	—	9.3	—	—	2.9	12.2
Dividends	—	—	0.6	(34.1)	—	—	(33.5)
Acquisition of treasury stock	(0.1)	—	—	—	—	(3.3)	(3.3)
Other	—	—	—	(0.2)	—	(0.1)	(0.3)
Balance at December 31, 2021	69.2	0.9	860.0	936.9	(228.5)	(459.7)	1,109.6
Net income (loss)	—	—	—	300.0	—	—	300.0
Other comprehensive income (loss) – net of tax	—	—	—	—	(113.1)	—	(113.1)
Issuance of common stock related to compensation	0.6	—	18.7	—	—	—	18.7
Compensation under stock-based plans – net	—	—	2.3	—	—	1.0	3.3
Dividends	—	—	0.6	(36.2)	—	—	(35.6)
Acquisition of treasury stock	(3.0)	—	—	—	—	(101.6)	(101.6)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance at December 31, 2022	66.8	$0.9	$881.6	$1,200.6	$(341.6)	$(560.3)	$1,181.2

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$300.0	$220.9	$(10.6)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	47.2	50.2	49.7
Stock-based compensation expense	30.3	33.1	23.8
Inventory and other non-cash charges	22.0	40.8	50.5
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(54.7)	(139.0)	16.1
Inventories	(206.1)	(229.5)	261.6
Trade accounts payable	96.3	173.0	(156.9)
Other assets and liabilities	37.5	140.7	8.8
Foreign exchange and other operating activities, net	(11.3)	3.2	(17.6)
Net cash provided by (used in) operating activities	261.2	293.4	225.4
Investing Activities
Capital expenditures	(109.6)	(59.7)	(64.5)
Acquisitions, net of cash acquired, and investments	(50.1)	(42.7)	—
Proceeds from disposition of discontinued operations	—	—	15.8
Other investing activities, net	5.6	0.2	10.2
Net cash provided by (used in) investing activities	(154.1)	(102.2)	(38.5)
Financing Activities
Repayments of debt	(224.4)	(1,103.5)	(176.0)
Proceeds from issuance of debt	320.9	600.1	170.0
Share repurchases	(101.3)	(3.0)	(56.0)
Dividends paid	(35.6)	(33.5)	(8.4)
Other financing activities, net	(14.5)	(40.2)	(12.4)
Net cash provided by (used in) financing activities	(54.9)	(580.1)	(82.8)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(15.0)	(14.3)	25.9
Net Increase (Decrease) in Cash and Cash Equivalents	37.2	(403.2)	130.0
Cash and Cash Equivalents at Beginning of Year	266.9	670.1	540.1
Cash and Cash Equivalents at End of Year (1)	$304.1	$266.9	$670.1

(1) Cash and Cash Equivalents includes Cash and Cash Equivalents-Held for Sale of $5.1 at December 31, 2020.

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include $3.5 million and $3.7 million at December 31, 2022 and 2021, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the first-in, first-out (“FIFO”) and average cost methods (approximately 90% and 10%, respectively). In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding obsolete or excess inventory. Future product sales prices, pricing trends and margins are based on historical experience and actual orders received. The Company’s judgments and estimates for excess or obsolete inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces. The Company makes adjustments to its inventory reserves based on identification of specific situations and increases its inventory reserves accordingly. As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2022 and 2021, reserves for lower of cost or NRV, excess and obsolete inventory totaled $61.0 million and $57.8 million, respectively.

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

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $9.5 million and $12.0 million (net of accumulated amortization of $3.6 million and $8.0 million) at December 31, 2022 and 2021, respectively.

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

In connection with the annual impairment test conducted as of October 1, 2022, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount.

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

Long-Lived Assets. The Company assesses the realizability of its long-lived assets, including definite-lived intangible assets, and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. The Company uses data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset. Included in Selling, general & administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss) are $1.1 million, $6.3 million and $5.5 million of asset impairments for the years ended December 31, 2022, 2021 and 2020, respectively.

Assets Held for Sale. The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2020	$9.5
Provision for credit losses	2.5
Other adjustments	(2.3)
Balance as of December 31, 2021	$9.7
Provision for credit losses	1.1
Other adjustments	(1.4)
Balance as of December 31, 2022	$9.4

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. These trade receivables qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade receivables sold for years ended December 31, 2022, 2021 and 2020 totaled $664.7 million, $527.0 million and $405.8 million, respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2022 and 2021, $76.5 million and $60.7 million, respectively, of receivables qualifying for sale treatment were outstanding and continued to be serviced by the Company.

Finance Receivables. The Company’s net finance receivable balances include both sales-type leases and commercial loans. The Company had $7.6 million and $12.2 million of gross finance receivables at December 31, 2022 and 2021, respectively. The allowance for credit losses on finance receivables was $7.4 million and $7.9 million at December 31, 2022 and 2021, respectively. In February 2021, the Company transferred finance receivables of $89.7 million to a United States (“U.S.”) regional bank, which qualified for sales treatment under ASC 860. The Company received $99.4 million of cash proceeds from the sale and recognized a net gain of $5.6 million.

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

In the U.S., the Company has the ability to enter into a security agreement and receive a security interest in the product by filing an appropriate Uniform Commercial Code (“UCC”) financing statement. However, a significant portion of the Company’s revenue is generated outside of the U.S. In many countries outside of the U.S., as a matter of statutory law, a seller retains title to a product until payment is made. The laws do not provide for a seller’s retention of a security interest in goods in the same manner as established in the UCC. In these countries, the Company retains title to goods delivered to a customer until the customer makes payment so that it can recover the goods in the event of customer default on payment. The Company considers the following events in order to determine when it is appropriate to recognize revenue: (i) the customer has physical possession of the product; (ii) the customer has legal title to the product; (iii) the customer has assumed the risks and rewards of ownership, (iv) the customer has communicated acceptance of the product and (v) the Company has a right to payment. These events serve as indicators, along with the details contained within the contract, that it is appropriate to recognize revenue.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2022, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

The Company sells equipment subject to leases and related lease payments. Income from operating leases is recognized ratably over the lease term. Revenue from sales-type leases is recognized at the inception of the lease.

For detailed sales information see Note B – “Business Segment Information”.

Leases. Terex leases approximately 100 real properties, approximately 300 vehicles and approximately 400 pieces of office and industrial equipment. As the lessee, Terex will classify a lease which it has substantially all the risks and rewards of ownership as a finance lease.
The Company determines if an arrangement contains a lease at contract inception. With the exception of short-term leases (leases with terms less than 12 months), all leases with contractual fixed costs are recorded on the balance sheet on the lease commencement date as a right-of-use asset and a lease liability. Lease liabilities are initially measured at the present value of the minimum lease payments and subsequently increased to reflect the interest accrued and reduced by the lease payments affected. Right-of-use assets are initially measured at the present value of the minimum lease payments adjusted for any prior lease payments, lease incentives and initial direct costs. The Company does not separate lease and non-lease components of a contract for any class of leases. Certain leases contain escalation, renewal and/or termination options that are factored into the right-of-use asset as appropriate. Operating leases result in a straight-line rent expense over the life of the lease. For finance leases, right-of-use assets are amortized on a straight-line basis over the life of the lease and interest accretes to the lease liability which results in a higher interest expense at lease inception that declines over the life of the lease. Generally, variable lease costs are expensed as incurred and are not included in the determination of right-of-use assets or lease liabilities.
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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2020	$52.9
Accruals for warranties issued during the period	42.5
Changes in estimates	(4.7)
Settlements during the period	(45.7)
Foreign exchange effect/other	(0.9)
Balance as of December 31, 2021	$44.1
Accruals for warranties issued during the period	39.7
Changes in estimates	(3.4)
Settlements during the period	(35.1)
Foreign exchange effect/other	(1.4)
Balance as of December 31, 2022	$43.9

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

Defined Benefit Pension and Other Post-retirement Benefits. The Company provides post-retirement benefits to certain former salaried and hourly employees and certain hourly employees covered by bargaining unit contracts that provide such benefits. The Company accounts for these benefits under ASC 715, “Compensation-Retirement Benefits” (“ASC 715”). ASC 715 requires balance sheet recognition of the overfunded or underfunded status of pension and post-retirement benefit plans. Under ASC 715, actuarial gains and losses and prior service costs or credits must be recognized in Accumulated other comprehensive income (loss) (“AOCI”), net of tax effects, until they are amortized as a component of net periodic benefit cost. See Note L – “Retirement Plans and Other Benefits.”

Deferred Compensation. The Company maintains a deferred compensation plan. The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2022 and 2021. The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet. The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2022, the Company had stock-based employee compensation plans, which are described more fully in Note M – “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”). ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the consolidated financial statements at fair value over the service period. The Company recognizes forfeitures as they occur.

Foreign Currency Translation. Assets and liabilities of the Company’s non-U.S. operations are translated at year-end exchange rates. Income and expenses are translated at average exchange rates during the year. For operations whose functional currency is the local currency, translation adjustments are recorded in the AOCI component of Stockholders’ equity. Gains or losses resulting from foreign currency transactions are recorded in income statement accounts based on the underlying transaction.

Derivatives. Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or AOCI, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in AOCI are included in earnings in the periods in which earnings are affected by the hedged item. See Note I – “Derivative Financial Instruments.”

Research, Development and Engineering Costs. Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A. Research, development and engineering costs were $55.8 million, $52.2 million and $58.9 million during 2022, 2021 and 2020, respectively.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities.

The Company evaluates the net realizable value of its deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of its deferred tax assets. “Character” refers to the type (ordinary income versus capital gain) as well as the source (foreign vs. domestic) of the income the Company generates. “Timing” refers to the period in which future income is expected to be generated. Timing is important because, in certain jurisdictions, net operating losses (“NOLs”) or other tax attributes expire if not used within an established statutory time frame. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Available evidence, including historical information is supplemented by currently obtainable information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. Based on these evaluations, the Company has determined that it is more likely than not that expected future earnings will be sufficient to use most of its deferred tax assets. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required.

The Company conducts business globally and files income tax returns in U.S. Federal, state and foreign jurisdictions, as required. The Company assesses uncertain tax positions for recognition, measurement and effective settlement. Where the Company has determined that its tax return filing position does not satisfy the more likely than not recognition threshold of ASC 740, “Income Taxes,” it has recorded no tax benefits. Where the Company had determined that its tax return filing positions are more likely than not to be sustained, it has measured and recorded the largest amount of tax benefit greater than 50% likely to be realized. The Company evaluates each reporting period whether it is reasonably possible material changes to its uncertain tax position liability could occur in the next 12 months. Changes may occur as a result of uncertain tax positions being considered effectively settled, re-measured, paid, acquired or divested, as a result of a change in tax law or judicial decision, or due to expiration of the relevant statute of limitations. It is not possible to predict which uncertain tax positions, if any, may be challenged by tax authorities. Timing and impact of income tax audits and their resolution is uncertain. New facts, laws, pronouncements and judicial decisions can change assessments concerning technical merit and measurement. The amounts of or periods in which changes to reserves for uncertain tax positions will occur is difficult to predict.

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

The Company recognizes accrued interest and penalties, if any, related to income taxes as (Provision for) benefit from income taxes in its Consolidated Statement of Income (Loss). See Note C – “Income Taxes”.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include commodity swaps, cross currency swaps and foreign exchange contracts, discussed in Note I – “Derivative Financial Instruments” and debt discussed in Note J – “Long-Term Obligations”. These instruments are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Accounting Standards to be Implemented

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met to ease an entity’s financial reporting burden as the market transitions from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Subsequently, the FASB issued ASU 2021-01 to clarify the scope of Topic 848 and ASU 2022-06 to defer the sunset date of Topic 848. The guidance was effective upon issuance and may be applied through December 31, 2024. Adoption is not expected to have a material effect on the Company’s consolidated financial statements.

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. The Company designs, builds and supports products used in construction, maintenance, manufacturing, energy, recycling, minerals and materials management applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, Australia and Asia and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification and financing to parts and service support.

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

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2022, 2021 or 2020.

Business segment information is presented below (in millions):

	Year Ended December 31,
	2022	2021	2020
Net sales
MP	$1,941.6	$1,691.8	$1,256.8
AWP	2,483.6	2,178.8	1,782.9
Corporate and Other / Eliminations	(7.5)	16.2	36.7
Total	$4,417.7	$3,886.8	$3,076.4
Income (loss) from operations
MP	$297.8	$240.9	$143.4
AWP	196.2	152.1	0.5
Corporate and Other / Eliminations	(74.0)	(65.0)	(75.5)
Total	$420.0	$328.0	$68.4
Depreciation and amortization
MP	$14.4	$13.3	$11.4
AWP	24.8	25.9	23.2
Corporate	8.0	11.0	15.1
Total	$47.2	$50.2	$49.7
Capital expenditures
MP	$25.2	$15.8	$11.6
AWP	77.6	41.2	47.4
Corporate	6.8	2.7	5.5
Total	$109.6	$59.7	$64.5

	December 31,
	2022	2021
Identifiable assets
MP(1)	$1,800.1	$1,648.0
AWP(2)	2,122.5	1,870.8
Corporate and Other / Eliminations (3)	(804.5)	(655.3)
Total	$3,118.1	$2,863.5
(1)     Increase primarily due to higher inventory.
(2)     Increase primarily due to higher trade receivables and inventory.
(3)     Change primarily due to higher intercompany eliminations.

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions (in millions):

	December 31,
	2022	2021
Long-lived Assets
U.S.	$187.6	$218.0
United Kingdom	81.8	76.4
Mexico	82.6	22.9
China	54.1	55.8
Other European countries	40.2	37.9
All other	19.3	18.6
Total	$465.6	$429.6

Geographic net sales information is presented below (in millions):

	Year Ended December 31, 2022
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$818.6	$1,666.4	$12.2	$2,497.2
Western Europe	566.6	386.9	0.4	953.9
Asia-Pacific	384.6	227.2	0.6	612.4
Rest of World (1)	171.8	203.1	(20.7)	354.2
Total (2)	$1,941.6	$2,483.6	$(7.5)	$4,417.7
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.2 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2021
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$667.4	$1,415.8	$26.3	$2,109.5
Western Europe	515.6	346.7	0.5	862.8
Asia-Pacific	349.3	310.3	3.1	662.7
Rest of World (1)	159.5	106.0	(13.7)	251.8
Total (2)	$1,691.8	$2,178.8	$16.2	$3,886.8
(1) Includes intercompany sales and eliminations.
(2) Total sales include $1.9 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2020
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$497.7	$1,185.2	$62.5	$1,745.4
Western Europe	379.0	230.7	0.3	610.0
Asia-Pacific	256.0	271.6	2.6	530.2
Rest of World (1)	124.1	95.4	(28.7)	190.8
Total (2)	$1,256.8	$1,782.9	$36.7	$3,076.4
(1) Includes intercompany sales and eliminations.
(2) Total sales include $1.6 billion attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Year Ended December 31, 2022
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,798.8	$1.2	$1,800.0
Materials Processing Equipment	1,155.0	—	0.5	1,155.5
Specialty Equipment	780.7	—	1.3	782.0
Utility Equipment	—	466.4	—	466.4
Other (1)	5.9	218.4	(10.5)	213.8
Total	$1,941.6	$2,483.6	$(7.5)	$4,417.7
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2021
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,611.8	$1.6	$1,613.4
Materials Processing Equipment	995.9	—	1.3	997.2
Specialty Equipment	693.5	—	2.2	695.7
Utility Equipment	—	380.6	0.6	381.2
Other (1)	2.4	186.4	10.5	199.3
Total	$1,691.8	$2,178.8	$16.2	$3,886.8
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2020
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,234.8	$0.9	$1,235.7
Materials Processing Equipment	760.5	—	—	760.5
Specialty Equipment	493.6	—	1.4	495.0
Utility Equipment	—	352.4	—	352.4
Other (1)	2.7	195.7	34.4	232.8
Total	$1,256.8	$1,782.9	$36.7	$3,076.4
(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
U.S.	$(19.7)	$(16.7)	$(148.8)
Foreign	386.3	280.5	159.8
Income (loss) from continuing operations before income taxes	$366.6	$263.8	$11.0

The Company recorded Income (loss) from discontinued operations and Gain (loss) on disposition of discontinued operations before income taxes of $(0.5) million, $2.6 million and $(28.9) million for the years ended December 31, 2022, 2021 and 2020, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$6.9	$6.6	$(27.1)
State	1.3	1.8	2.3
Foreign	58.8	36.7	21.3
Current income tax provision (benefit)	67.0	45.1	(3.5)
Deferred:
Federal	6.9	(3.8)	1.2
State	1.8	1.5	4.3
Foreign	(9.3)	3.5	—
Deferred income tax (benefit) provision	(0.6)	1.2	5.5
Provision for (benefit from) income taxes	$66.4	$46.3	$2.0

The elimination of tax from intercompany transactions is included in current tax expense. The Company recorded Provision for (benefit from) income taxes of $(0.3) million, $(0.8) million and $(9.3) million from discontinued operations and on disposition of discontinued operations for the years ended December 31, 2022, 2021 and 2020, respectively.

The tax effects of the basis differences between tax and financial reporting purposes for assets, liabilities and loss carry forwards as of December 31, 2022 and 2021 for continuing operations are summarized below for major balance sheet captions (in millions):

	2022	2021
Property, plant and equipment	$(19.8)	$(16.1)
Intangibles	(8.1)	(6.8)
Inventories	5.9	6.7
Accrued warranties and product liability	9.9	10.8
Loss carry forwards	152.0	184.4
Retirement plans	10.1	11.3
Accrued compensation and benefits	17.1	15.8
Operating lease right-of-use asset	(22.0)	(23.5)
Operating lease liability	23.5	23.8
Other	18.0	24.1
Deferred tax assets valuation allowance	(63.0)	(100.0)
Net deferred tax assets (liabilities)	$123.6	$130.5

Deferred tax assets were $190.9 million before valuation allowances of $63.0 million, resulting in $127.9 million of net deferred tax assets which are partially offset by deferred tax liabilities of $4.3 million at December 31, 2022. Deferred tax assets for continuing operations were $233.0 million before valuation allowances of $100.0 million, resulting in $133.0 million of net deferred tax assets which are partially offset by deferred tax liabilities for continuing operations of $2.5 million at December 31, 2021. The net change in the total valuation allowance for the years ended December 31, 2022 and 2021 was a decrease of $37.0 million and $12.1 million, respectively. There were no deferred tax liabilities for discontinued operations at December 31, 2022 and 2021.

As of December 31, 2022, the Company released the valuation allowance on its German interest expense deferred tax asset as the realization of the deferred tax asset is now more likely than not due to recent earnings history and expected future business performance resulting in a benefit from income taxes of $17.7 million.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes. The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2022	2021	2020
Tax at statutory federal income tax rate	$77.0	$55.4	$2.3
State taxes	2.4	2.7	5.2
Change in valuation allowance	(21.0)	(9.0)	—
Foreign tax differential on income/losses of foreign subsidiaries	(10.2)	(12.0)	(13.0)
U.S. tax on multi-national operations	10.1	8.1	17.6
Change in foreign tax rates	—	(0.6)	0.7
U.S. tax legislation	—	—	(10.9)
Research and development	(1.0)	(0.8)	(1.2)
Provision to return adjustments	6.8	0.5	(1.7)
Compensation	2.1	1.8	3.1
Other	0.2	0.2	(0.1)
Provision for (benefit from) income taxes	$66.4	$46.3	$2.0

The Company’s effective tax rate was 18.1%, 17.6% and 18.2% for the years ended December 31, 2022, 2021 and 2020, respectively.

For the year ended December 31, 2022, the Company’s estimate of its remaining unremitted earnings of its foreign subsidiary ownership chains that have positive retained earnings and have not been subject to tax in the U.S. was approximately $108 million. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

At December 31, 2022, the Company has a state net operating loss carry forward deferred tax assets of $44 million available to reduce future taxable income and income taxes in various states, substantially all of which is offset by valuation allowances and will expire at various dates through 2042. The Company has approximately $462 million of foreign operating loss carry forwards. These loss carry forwards include $234 million in Germany, $157 million in Italy and $27 million in Spain which do not expire. The remaining loss carry forwards of $44 million are partially offset by valuation allowances and the majority do not expire. Also, the Company has an Indian capital loss carry forward of $23 million expiring before 2028 and an Australian capital loss carry forward of $21 million which does not expire; both are offset by valuation allowances.

The Company made total net income tax payments including discontinued operations of $20.4 million, $28.4 million and $26.3 million in 2022, 2021 and 2020, respectively. At December 31, 2022 and 2021, Other current assets included net income tax receivable amounts of $14.7 million and $52.4 million, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions).

Balance as of January 1, 2020	$14.3
Additions for current year tax positions	—
Additions for prior year tax positions	9.2
Reductions for prior year tax positions	(3.7)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	(1.3)
Balance as of December 31, 2020	18.5
Additions for current year tax positions	—
Additions for prior year tax positions	0.6
Reductions for prior year tax positions	(0.1)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.9)
Settlements	(15.5)
Balance as of December 31, 2021	2.6
Additions for current year tax positions	—
Additions for prior year tax positions	1.8
Reductions for prior year tax positions	(1.9)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2022	$2.5

From a tax perspective, major jurisdictions where the Company is often subject to examination by tax authorities include Germany, Italy, the United Kingdom (“U.K.”), China, India and the U.S. Currently, various entities of the Company are under audit in Italy, India, U.S. and elsewhere. With limited exceptions, the statute of limitations for the Company and most of its subsidiaries has expired for tax years prior to 2017. The Company does not expect the amount of unrecognized tax benefits disclosed as of December 31, 2022 will change materially in 2023.

As of December 31, 2022 and 2021, the Company had $2.5 million and $2.6 million, respectively, of unrecognized tax benefits. Of the $2.5 million at December 31, 2022, $1.7 million, if recognized, would affect the effective tax rate. Potential interest and penalties were a liability of $0.3 million and a receivable of $0.2 million as of December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, the Company recognized total tax (benefit) expense of $0.1 million and $(1.5) million for interest and penalties, respectively.

NOTE D – ACQUISITIONS AND DISPOSITIONS

Acquisitions

On April 22, 2022, the Company acquired a 100% ownership interest in Steelweld Fabrications Limited (“Steelweld”), a manufacturer of heavy fabrications based in Northern Ireland, to facilitate manufacturing of certain MP products. Total cash consideration was approximately $6 million. On July 29, 2022, the Company acquired a 100% ownership interest in ProAll International Mfg. Inc. and ProAll UK Limited and related assets (“ProAll”), a manufacturer of volumetric mixers based in Canada, to expand the Company’s concrete product offering. Total consideration, including estimated contingent consideration from earn out provisions, was approximately $40 million. The Company remeasured the earn-out liability at December 31, 2022 and recorded the adjustment in earnings as an operating expense. On July 6, 2021, the Company acquired all of the outstanding shares of Murray Design & Engineering, Ltd (“MDS”), a manufacturer of heavy duty aggregate and recycling trommels, apron feeders and conveyor systems, based in the Republic of Ireland. Total cash consideration transferred was approximately $19 million.

These transactions were recorded as business combinations using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. The results of operations associated with these businesses are consolidated within the MP segment in the Consolidated Financial Statements from the respective dates of acquisition. See Note H – “Goodwill and Intangible Assets” for additional information regarding goodwill recognized as a result of these acquisitions.

On May 25, 2021, the Company acquired assets to facilitate manufacturing of certain MP products in China. Total cash consideration transferred was approximately $17 million. The transaction was recorded as an asset acquisition at cost, with the consideration allocated to individual assets acquired.

Dispositions

On November 30, 2021, the Company sold its utility hot line tools business located in South America. The Company received consideration of $5.8 million from the sale at fair value and recognized a gain of $6.4 million included in SG&A in the Consolidated Statement of Income (Loss). Prior to disposition, the results of operations for the hot lines tools business, including any impairment reserves taken, were consolidated within the AWP segment in the consolidated financial statements.

Assets Held for Sale

Long-lived assets expected to be sold or otherwise disposed of within one year are classified as assets held for sale and included in Other assets in the Consolidated Balance Sheet. The Company classified a facility as an asset held for sale in its AWP segment, as part of realignment of its manufacturing footprint, at December 31, 2022, with a carrying value of approximately $31 million.

Gain (Loss) on Disposition of Discontinued Operations - net of tax (in millions)

	Year Ended December 31,
	2022			2021			2020
	Cranes	MHPS	Total	Cranes	MHPS	Total	Cranes	MHPS	Total
Gain (loss) on disposition of discontinued operations	$(0.5)	$—	$(0.5)	$1.4	$1.2	$2.6	$(27.7)	$(0.4)	$(28.1)
(Provision for) benefit from income taxes	0.3	—	0.3	0.1	0.7	0.8	8.8	0.1	8.9
Gain (loss) on disposition of discontinued operations – net of tax	$(0.2)	$—	$(0.2)	$1.5	$1.9	$3.4	$(18.9)	$(0.3)	$(19.2)

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2022	2021	2020
Income (loss) from continuing operations	$300.2	$217.5	$9.0
Income (loss) from discontinued operations – net of tax	—	—	(0.4)
Gain (loss) on disposition of discontinued operations – net of tax	(0.2)	3.4	(19.2)
Net income (loss)	$300.0	$220.9	$(10.6)
Basic shares:
Weighted average shares outstanding	68.5	69.7	69.6
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$4.38	$3.12	$0.13
Income (loss) from discontinued operations – net of tax	—	—	(0.01)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.05	(0.27)
Net income (loss)	$4.38	$3.17	$(0.15)
Diluted shares:
Weighted average shares outstanding – basic	68.5	69.7	69.6
Effect of dilutive securities:
Restricted stock awards	0.9	1.2	0.5
Diluted weighted average shares outstanding	69.4	70.9	70.1
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$4.32	$3.07	$0.13
Income (loss) from discontinued operations – net of tax	—	—	(0.01)
Gain (loss) on disposition of discontinued operations – net of tax	—	0.05	(0.27)
Net income (loss)	$4.32	$3.12	$(0.15)

Non-vested restricted stock awards and restricted stock units (“Restricted Stock Awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock Awards of approximately 0.1 million, 0.1 million and 0.8 million were outstanding during the years ended December 31, 2022, 2021 and 2020, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2022	2021
Finished equipment	$319.2	$283.0
Replacement parts	163.0	157.3
Work-in-process	153.5	105.5
Raw materials and supplies	352.7	267.7
Inventories	$988.4	$813.5

Work-in-process inventory includes approximately $36 million and $10 million of substantially completed inventory awaiting installation of final components at December 31, 2022 and 2021, respectively.

Reserves for lower of cost or NRV and excess and obsolete inventory were $61.0 million and $57.8 million at December 31, 2022 and 2021, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2022	2021
Property	$40.2	$53.1
Plant	246.8	284.4
Equipment	418.9	402.4
Leasehold improvements	49.9	50.0
Construction in progress	92.9	26.9
Property, plant and equipment – gross	848.7	816.8
Less: Accumulated depreciation	(383.1)	(387.2)
Property, plant and equipment – net	$465.6	$429.6

Depreciation expense was $42.4 million, $44.3 million and $42.3 million for the years ended December 31, 2022, 2021 and 2020, respectively.

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2020, gross	$196.6	$140.6	$337.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2020, net	173.4	102.0	275.4
Acquisitions	7.3	—	7.3
Foreign exchange effect and other	(1.7)	(0.9)	(2.6)
Balance at December 31, 2021, gross	202.2	139.7	341.9
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2021, net	179.0	101.1	280.1
Acquisitions	21.5	—	21.5
Foreign exchange effect and other	(15.5)	(1.7)	(17.2)
Balance at December 31, 2022, gross	208.2	138.0	346.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2022, net	$185.0	$99.4	$284.4

During the year ended December 31, 2022, the Company recognized goodwill of $3.5 million in connection with the Steelweld acquisition and $18.0 million in connection with the ProAll acquisition. During the year ended December 31, 2021, the Company recognized goodwill of $7.3 million in connection with the MDS acquisition.

The goodwill associated with these transactions was attributable primarily to the assembled workforce and expected synergies from the business combinations. The goodwill was assigned to the MP segment and is not expected to be deductible for income tax purposes. See Note D – “Acquisitions and Dispositions” for additional information regarding the acquisitions.

Intangible assets, net were comprised of the following (in millions):

		December 31, 2022			December 31, 2021
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.3	$(9.2)	$0.1	$9.8	$(9.7)	$0.1
Customer Relationships	17	34.8	(26.8)	8.0	31.9	(25.4)	6.5
Land Use Rights	79	4.0	(0.8)	3.2	4.4	(0.8)	3.6
Other	8	29.8	(23.7)	6.1	26.3	(23.1)	3.2
Total definite-lived intangible assets		$77.9	$(60.5)	$17.4	$72.4	$(59.0)	$13.4

During the year ended December 31, 2022, the Company recognized customer relationships of $0.6 million with an estimated useful life of three years in connection with the Steelweld acquisition and customer relationships of $3.2 million with an estimate useful life of nine years and trademarks of $3.7 million with an estimated useful life of ten years in connection with the ProAll acquisition. During the year ended December 31, 2021, the Company recognized customer relationships of $6.3 million with an estimated useful life of seven years and trademarks of $1.3 million with an estimated useful life of ten years in connection with the MDS acquisition. See Note D – “Acquisitions and Dispositions” for additional information regarding these acquisitions.

	For the Year Ended December 31,
(in millions)	2022	2021	2020
Aggregate Amortization Expense	$2.6	$2.2	$1.8

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2023	$2.4
2024	2.2
2025	2.1
2026	2.0
2027	1.9

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $22.5 million and $22.5 million at December 31, 2022 and 2021, respectively. Commodity swaps outstanding at December 31, 2022 mature on or before November 1, 2024. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in AOCI. Gains or losses on commodity swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $121.4 million and $68.2 million at December 31, 2022 and 2021, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Consolidated Statement of Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at December 31, 2022 mature on or before July 2023.

The Company had $7.8 million and $19.4 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at December 31, 2022 and 2021, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the underlying hedged transactions settle. Gains or losses on foreign exchange contracts are reclassified to COGS in the Consolidated Statement of Income (Loss).

The Company had $241.1 million and $139.7 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at December 31, 2022 and 2021, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Consolidated Statement of Income (Loss).

Interest Rate Caps

In October 2021, the Company terminated all outstanding interest rate caps. The Company used interest rate caps to mitigate its exposure to changes in interest rates related to variable rate debt. Fair value of interest rate caps were based on the present value of future cash payments and receipts. Changes in the fair value of interest rate caps were deferred in AOCI. Gains or losses on interest rate caps were reclassified to Interest expense in the Consolidated Statement of Income (Loss) when the underlying hedged transactions occur.

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2022		December 31, 2021
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$1.7	$(0.1)	$0.7
Commodity swaps	Other current assets	0.3	—	4.3	—
Foreign exchange contracts	Other current liabilities	(0.3)	(2.0)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	(1.7)	—	(0.5)	—
Commodity swaps	Other current liabilities	(1.5)	—	(1.1)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(3.0)	—	(2.4)	—
Commodity swaps	Other non-current liabilities	(0.4)	—	—	—
Net derivative asset (liability)		$(6.6)	$(0.3)	$0.2	$0.7
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax				Gain (Loss) Reclassified from AOCI into Income (Loss)
	Year Ended December 31,				Year Ended December 31,
Instrument	2022	2021	2020	Income Statement Account	2022	2021	2020
Foreign exchange contracts	$(0.1)	$(0.1)	$(0.6)	Cost of goods sold	$0.1	$0.1	$(2.1)
Commodity swaps	(12.1)	2.4	$7.0	Cost of goods sold	8.1	15.6	(2.4)
Cross currency swaps - net investment hedges	1.8	4.8	(8.8)	Selling, general and administrative expenses	—	—	—
Interest rate caps	—	2.9	(2.8)	Interest expense	—	(1.2)	(0.4)
Total	$(10.4)	$10.0	$(5.2)	Total	$8.2	$14.5	$(4.9)

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold			Interest expense
	Year Ended December 31,
	2022	2021	2020	2022	2021	2020
Income Statement Accounts in which effects of cash flow hedges are recorded	$(3,546.5)	$(3,129.4)	$(2,537.1)	$(49.1)	$(51.5)	$(65.9)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	0.1	0.1	(2.1)	—	—	—
Commodity swaps	8.1	15.6	(2.4)	—	—	—
Interest rate caps	—	—	—	—	(1.2)	(0.4)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	—	0.7	0.6	0.5
Total	$8.2	$15.7	$(4.5)	$0.7	$(0.6)	$0.1

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Consolidated Statement of Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Year Ended December 31,
Instrument	Income Statement Account	2022	2021	2020
Foreign exchange contracts	Cost of goods sold	$(2.2)	$(0.5)	$0.6
Foreign exchange contracts	Other income (expense) – net	0.1	0.5	—
Total		$(2.1)	$—	$0.6

In the Consolidated Statement of Income (Loss), the Company records hedging activity related to commodity swaps, cross currency swaps, foreign exchange contracts and interest rate caps in the accounts for which the hedged items are recorded. On the Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note M – “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of December 31, 2022, it is estimated that approximately $2 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE J – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2022	2021
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $6.0 and $6.9 million at December 31, 2022 and 2021, respectively	$594.0	$593.1
Credit Agreement – term debt due January 31, 2024 (“Original Term Loan”, as defined below), net of unamortized debt issuance costs of $0.4 at December 31, 2021	—	77.4
Credit Agreement - revolving line of credit expires on April 1, 2026	177.0	—
Finance lease obligations	4.2	3.5
Other	0.3	0.1
Total debt	775.5	674.1
Less: Current portion of long-term debt	(1.9)	(5.6)
Long-term debt, less current portion	$773.6	$668.5

Credit Agreement

On January 31, 2017, the Company entered into a credit agreement with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent, to provide the Company with a multi-currency revolving line of credit and senior secured term loans. This was subsequently amended to include (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024 (the “Term Loans”). On April 1, 2021, the Company entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate. The Company recorded a loss on early extinguishment of debt related to the amendment and restatement of the Credit Agreement of $2.4 million in the second quarter of 2021.

In 2019, the Company entered into an Incremental Assumption Agreement and amendment to its credit agreement that provided the Company with an additional term loan (the “2019 Term Loan”) in the amount of $200.0 million. During the first quarter of 2021, the Company prepaid the 2019 Term Loan prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $2.1 million for accelerated amortization of debt acquisition costs and original issue discount. The 2019 Term Loan bore interest at a rate of LIBOR plus 2.75% with a 0.75% LIBOR floor.

During the year ended December 31, 2022 and 2021, the Company prepaid $78.0 million and $303.0 million, respectively, of the $400 million senior secured term loan (“Original Term Loan”) prior to its maturity date to reduce the Company’s outstanding debt and lower its leverage. The Company recorded a loss on early extinguishment of debt related to prepayment of $0.3 million and $2.4 million in 2022 and 2021, respectively, for accelerated amortization of debt acquisition costs and original issue discount. The Original Term Loan bore interest at a rate of LIBOR plus 2.00% with a 0.75% LIBOR floor.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of December 31, 2022.

The Company had no Term Loans outstanding at December 31, 2022 and $77.8 million, net of discount, in Term Loans outstanding at December 31, 2021. The weighted average interest rate on the Term Loans at December 31, 2021 was 2.75%. The Company had $177.0 million of Revolver amounts outstanding at December 31, 2022 and no Revolver amounts outstanding at December 31, 2021. The weighted average interest rate on the Revolver at December 31, 2022 was 6.10%.

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

Letters of credit outstanding (in millions):

	December 31, 2022	December 31, 2021
$400 Million Facility	$—	$—
$300 Million Facility	70.4	62.8
Bilateral Arrangements	48.0	45.0
Total	$118.4	$107.8

On January 31, 2017, the Company entered into a Guarantee and Collateral Agreement with CSAG, as collateral agent for the lenders, granting security and guarantees to the lenders for amounts borrowed under the Credit Agreement. Pursuant to the Guarantee and Collateral Agreement, Terex is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries and (b) provide a first priority security interest in substantially all of the Company’s domestic assets. On December 29, 2022, the Company entered into an amendment to the guarantee and collateral agreement within the Credit Agreement which included the following principal changes to the original agreement: (i) enabling a subsidiary to enter into hedging derivatives with external counterparties and (ii) inclusion of Terex subsidiary entities’ cash management services provided by lending banks to be secured under the guarantee and collateral agreement.

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

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2022 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations (in millions):

2023	$0.1
2024	0.1
2025	0.1
2026	177.0
2027	—
Thereafter	600.0
Total Debt	777.3
Less: Unamortized debt issuance costs	(6.0)
Net debt	$771.3

Fair Value of Debt

The Company estimates the fair values of its debt set forth below as of December 31, 2022 and 2021, as follows (in millions, except for quotes):

2022	Book Value	Quote	Fair Value
5% Notes	$600.0	0.89250	$535.5

2021	Book Value	Quote	Fair Value
5% Notes	$600.0	1.03000	$618.0
Original Term Loan (net of discount)	77.8	0.99875	77.7

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an inactive market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the Credit Agreement, approximate fair market value based on maturities for debt of similar terms. Fair values of debt reported in the table above are categorized under Level 2 of the ASC 820 hierarchy. See Note A – “Basis of Presentation” for an explanation of ASC 820 hierarchy.

The Company paid $37.4 million, $51.3 million and $58.1 of interest in 2022, 2021 and 2020, respectively.

NOTE K – LEASES

Terex has operating leases for real property, vehicles and office and industrial equipment, generally expiring over terms from 1 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease.
Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire between 1 and 15 years, with options to renew between 2 and 15 years. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments.
The vehicle leases mainly include cars and trucks. Term length for these leases typically varies between 1 and 7 years.
Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases typically varies between 1 and 6 years.

Operating Leases
Operating lease cost consists of the following (in millions):

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$32.4	$31.3	$32.0
Variable lease cost	4.3	4.1	4.9
Short-term lease cost	4.6	4.3	4.8
Total operating lease costs	$41.3	$39.7	$41.7

Variable lease costs are expensed as incurred and are not included in the determination of right-of-use assets or lease liabilities. Operating lease obligations consist primarily of commitments to rent real properties.

Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

	December 31,
	2022	2021
Operating lease right-of-use assets included within Other assets	$89.4	$99.2

Current maturities of operating leases included within Other current liabilities	$26.3	$20.2
Non-current operating leases included within Other liabilities	62.8	73.1
Total operating lease liabilities	$89.1	$93.3

Weighted average discount rate for operating leases	4.89%	4.77%
Weighted average remaining operating lease term in years	5	5
Maturities of operating lease liabilities (in millions):

2023	$29.5
2024	21.9
2025	14.0
2026	9.5
2027	4.3
Thereafter	20.5
Total undiscounted operating lease payments	99.7
Less: Imputed interest	(10.6)
Total operating lease liabilities	89.1
Less: Current maturities of operating lease liabilities	(26.3)
Non-current operating lease liabilities	$62.8
Supplemental cash flow and other information related to operating leases (in millions):

	December 31,
	2022	2021
Cash paid for amounts included in the measurement of operating lease liabilities	$31.3	$37.1
Operating right-of-use assets obtained in exchange for operating lease liabilities	$20.9	$31.1

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

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Charges recognized for these savings plans were $19.9 million, $17.3 million and $17.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. For the years ended December 31, 2022, 2021 and 2020, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including U.S. SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Accumulated benefit obligation at end of year	$32.7	$43.6	$95.0	$149.5
Change in benefit obligation:
Benefit obligation at beginning of year	$43.6	$46.1	$151.3	$167.3	$2.1	$2.4
Service cost	—	—	1.1	1.1	—	—
Interest cost	1.2	1.1	2.6	2.3	0.1	0.1
Plan amendments	—	—	0.5	(0.2)	—	—
Actuarial loss (gain)(1)	(9.7)	(1.2)	(36.0)	(10.0)	(0.6)	(0.1)
Benefits paid	(2.4)	(2.4)	(7.6)	(6.8)	(0.2)	(0.3)
Foreign exchange effect	—	—	(15.4)	(2.4)	—	—
Benefit obligation at end of year	32.7	43.6	96.5	151.3	1.4	2.1
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	145.2	139.9	—	—
Actual return on plan assets	—	—	(47.7)	6.1	—	—
Employer contribution	2.4	2.4	6.3	7.1	0.2	0.3
Employee contribution	—	—	0.3	0.2	—	—
Benefits paid	(2.4)	(2.4)	(7.6)	(6.8)	(0.2)	(0.3)
Foreign exchange effect	—	—	(15.3)	(1.3)	—	—
Fair value of plan assets at end of year	—	—	81.2	145.2	—	—
Funded status	$(32.7)	$(43.6)	$(15.3)	$(6.1)	$(1.4)	$(2.1)
Amounts recognized in the statement of financial position are included in:
Other assets	$—	$—	$—	$7.5	$—	$—
Other current liabilities	$2.4	$2.3	$0.7	$0.5	$0.2	$0.3
Other non-current liabilities	30.3	41.3	14.6	13.1	1.2	1.8
Total liabilities	$32.7	$43.6	$15.3	$13.6	$1.4	$2.1
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net (gain) loss	$(4.3)	$5.6	$50.0	$38.4	$(0.5)	$—
Prior service cost	—	—	2.7	2.6	—	—
Total amounts recognized in accumulated other comprehensive loss	$(4.3)	$5.6	$52.7	$41.0	$(0.5)	$—

(1) Actuarial gains related to U.S. and non-U.S. pension benefits for the years ended December 31, 2022 and 2021 were due primarily to higher discount rates when compared to the rate used in the prior year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Weighted-average assumptions as of December 31:
Discount rate(1)	5.43%	2.80%	2.50%	4.68%	1.93%	1.42%	5.33%	2.58%	2.12%
Expected return on plan assets	N/A	N/A	N/A	3.94%	3.93%	3.93%	N/A	N/A	N/A
Rate of compensation increase(1)	N/A	N/A	N/A	0.26%	0.18%	0.17%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2022	2021	2020	2022	2021	2020	2022	2021	2020
Components of net periodic cost:
Service cost	$—	$—	$—	$1.1	$1.1	$1.5	$—	$—	$—
Interest cost	1.2	1.1	1.4	2.6	2.3	2.8	0.1	0.1	0.1
Expected return on plan assets	—	—	—	(5.1)	(5.3)	(5.4)	—	—	—
Recognition of prior service cost	—	—	—	0.1	0.1	0.1	—	—	—
Amortization of actuarial loss	0.2	0.3	—	1.1	2.1	1.7	—	—	—
Other	—	—	—	(0.3)	(0.2)	(0.9)	—	—	—
Net periodic cost	$1.4	$1.4	$1.4	$(0.5)	$0.1	$(0.2)	$0.1	$0.1	$0.1

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - net in the Consolidated Statement of Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2022	2021	2022	2021	2022	2021
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$(9.7)	$(1.3)	$16.8	$(10.7)	$(0.5)	$(0.2)
Amortization of actuarial gain (loss)	(0.2)	(0.2)	(1.2)	(2.1)	—	—
Amortization of prior service cost	—	—	(0.1)	(0.1)	—	—
Foreign exchange effect	—	—	(3.8)	(1.2)	—	—
Total recognized in other comprehensive income (loss)	$(9.9)	$(1.5)	$11.7	$(14.1)	$(0.5)	$(0.2)

For the Company’s plans, including the U.S. SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2022	2021	2022	2021
Projected benefit obligation	$32.7	$43.6	$96.5	$52.2
Accumulated benefit obligation	$32.7	$43.6	$95.0	$50.4
Fair value of plan assets	$—	$—	$81.2	$38.6

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

The overall investment strategy for non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers. Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 71% and 70% of the portfolio at December 31, 2022 and 2021, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 29% and 30% of the portfolio at December 31, 2022 and 2021, respectively. Investments of the plans primarily include investments in companies from diversified industries with 85% invested internationally and 15% invested in North America. The target investment allocations to support the Company’s investment strategy for 2023 are approximately 78% to 79% fixed income securities and approximately 21% to 22% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2022 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$2.5	$2.5	$—	$—
U.S. equities	12.0	—	12.0	—
Non-U.S. equities	8.2	—	8.2	—
Non-U.S. corporate bond funds	2.0	—	2.0	—
Non-U.S. governmental fixed income funds	18.5	—	18.5	—
Group annuity insurance contracts	20.6	—	—	20.6
Real estate	3.3	—	3.3	—
Other securities	14.1	—	14.1	—
Total investments measured at fair value	$81.2	$2.5	$58.1	$20.6

The fair value of the Company’s plan assets at December 31, 2021 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$2.3	$2.3	$—	$—
U.S. equities	22.5	—	22.5	—
Non-U.S. equities	16.5	—	16.5	—
Non-U.S. corporate bond funds	2.3	—	2.3	—
Non-U.S. governmental fixed income funds	29.1	—	29.1	—
Group annuity insurance contracts	34.1	—	—	34.1
Real estate	3.9	—	3.9	—
Other securities	34.5	—	34.5	—
Total investments measured at fair value	$145.2	$2.3	$108.8	$34.1

Changes in fair value measurements of Level 3 investments during the years ended December 31, 2022 and 2021 are as follows (in millions):

	December 31, 2022	December 31, 2021
Balance at beginning of year	$34.1	$35.3
Actuarial gain (loss)	(7.7)	1.4
Interest Income	0.1	0.3
Transfers into (out of) Level 3	(2.3)	(2.4)
Foreign exchange effect	(3.6)	(0.5)
Balance at end of year	$20.6	$34.1

The Company plans to contribute approximately $3 million to its U.S. defined benefit pension plan and post-retirement plans and approximately $6 million to its non-U.S. defined benefit pension plans in 2023. During the year ended December 31, 2022, the Company contributed $2.6 million to its U.S. defined benefit pension plan and post-retirement plans and $6.3 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2023	$2.5	$6.6	$0.2
2024	$2.5	$6.6	$0.2
2025	$2.5	$6.8	$0.1
2026	$2.5	$6.9	$0.1
2027	$2.5	$6.9	$0.1
2028-2032	$12.1	$36.7	$0.5

For the other benefits, for measurement purposes, a 7% rate of increase in the per capita cost of covered health care benefits was assumed for 2022, dropping to 6% in 2023 and then decreasing one-half percentage point per year until it reaches 3.50% for 2028 and thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on total service and interest cost components or post-retirement benefit obligation.

NOTE M – STOCKHOLDERS’ EQUITY

On December 31, 2022, there were 84.0 million shares of common stock issued and 66.8 million shares of common stock outstanding. Of the 216.0 million unissued shares of common stock at that date, 1.8 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury

The Company values treasury stock on a cost basis. As of December 31, 2022, the Company held 17.2 million shares of common stock in treasury totaling $560.3 million, which include 0.7 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $20.9 million.

Preferred Stock

The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2022 and 2021, there were no shares of preferred stock outstanding.

Stock-Based Compensation

In May 2021, the stockholders approved the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Plan”) which increased the number of shares of common stock (“Shares”) authorized for issuance by 2.0 million. The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of common stock, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2022, 2.8 million shares were available for grant under the 2018 Plan.

During the year ended December 31, 2022, the Company awarded 0.7 million shares of Restricted Stock Awards to its employees with a weighted average grant date fair value of $40.16 per share. Approximately 60% of these awards are time-based and vest ratably on each of the first three anniversary dates. Approximately 27% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 13% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

Fair value of Restricted Stock Awards is based on the market price at the date of grant approval except for awards based on a market condition. The Company used the Monte Carlo method to determine grant date fair value for awards with a market condition. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award.

The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date
	March 17, 2022	March 4, 2021	February 26, 2020
Dividend yields	1.31%	1.12%	2.12%
Expected volatility	54.25%	53.03%	36.36%
Risk free interest rate	2.09%	0.29%	1.14%
Expected life (in years)	3	3	3
Grant date fair value per share	$44.25	$54.92	$21.09

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2021	1,887,706	$34.44
Granted	739,307	$40.16
Vested	(895,105)	$34.86
Canceled, expired or other	117,888	$35.34
Nonvested at December 31, 2022	1,849,796	$37.36

As of December 31, 2022, unrecognized compensation costs related to restricted stock totaled approximately $34 million, which will be expensed over a weighted average period of 1.7 years. The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2022, 2021 and 2020 was $40.16, $44.26 and $22.42, respectively. The total fair value of shares vested for restricted stock awards was $31.2 million, $23.0 million and $37.2 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Tax benefits associated with stock-based compensation were $4.5 million, $5.1 million and $3.5 million for the years ended December 31, 2022, 2021 and 2020, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2020	$(208.2)	$(0.8)	$2.6	$(51.1)	$(257.5)
Current year change	63.0	(5.2)	(1.4)	(7.3)	49.1
Balance at December 31, 2020	(145.2)	(6.0)	1.2	(58.4)	(208.4)
Current year change	(42.8)	10.0	(1.2)	13.9	(20.1)
Balance at December 31, 2021	(188.0)	4.0	—	(44.5)	(228.5)
Current year change	(97.5)	(10.4)	(3.5)	(1.7)	(113.1)
Balance at December 31, 2022	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)

As of December 31, 2022, AOCI for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $7.7 million, $1.5 million, $0.9 million and $1.7 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2022 and 2021. All amounts are net of tax (in millions).

	Year ended December 31, 2022					Year ended December 31, 2021
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj. (1)	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(188.0)	$4.0	$—	$(44.5)	$(228.5)	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)
Other comprehensive income (loss) before reclassifications	(97.1)	(4.0)	(3.5)	(2.9)	(107.5)	(42.7)	21.3	(1.2)	11.9	(10.7)
Amounts reclassified from AOCI	(0.4)	(6.4)	—	1.2	(5.6)	(0.1)	(11.3)	—	2.0	(9.4)
Net other comprehensive income (loss)	(97.5)	(10.4)	(3.5)	(1.7)	(113.1)	(42.8)	10.0	(1.2)	13.9	(20.1)
Ending balance	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)	$(188.0)	$4.0	$—	$(44.5)	$(228.5)
(1) Reclassifications primarily relate to $12.1 million of income (net of $3.5 million of tax expense) reclassified from AOCI to Cost of Goods Sold related to commodity swaps.

Share Repurchases

In July 2018, Terex’s Board of Directors authorized the repurchase up to $300 million of the Company’s outstanding shares of common stock. In December 2022, Terex’s Board of Directors authorized the additional repurchase up to $150 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased, inclusive of transactions executed but not settled, by the Company under this program.

Year Ended December 31,	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2022	2,862,650	$96.6
2021	28,688	$1.2
2020	2,501,900	$54.6

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2022	$0.13	$0.13	$0.13	$0.13
2021	$0.12	$0.12	$0.12	$0.12
2020	$0.12	$—	$—	$—

In February 2023, Terex’s Board of Directors declared a dividend of $0.15 per share, which will be paid on March 20, 2023 to the Company’s shareholders of record as of March 9, 2023.

NOTE N – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial, intellectual property and tax litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract, with retained liability or deductibles. The Company records and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote. The Company believes the outcome of such matters, individually and in aggregate, will not have a material adverse effect on its consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period, TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 108 million ($20 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of December 31, 2022 and 2021, the maximum exposure determined was $121.4 million and $143.5 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6.3 million and $6.3 million at December 31, 2022 and 2021, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2022
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.7	$1.1	$(0.4)	$(1.0)	$9.4
Allowance for doubtful accounts - Non-current	10.7	—	(0.6)	(9.8)	0.3
Reserve for inventory	57.8	21.6	(2.8)	(15.6)	61.0
Valuation allowances for deferred tax assets	100.0	(24.3)	(1.1)	(11.6)	63.0
Totals	$178.2	$(1.6)	$(4.9)	$(38.0)	$133.7
Year ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.5	$2.5	$(0.8)	$(1.5)	$9.7
Allowance for doubtful accounts - Non-current	11.5	—	(0.8)	—	10.7
Reserve for inventory	61.8	15.0	(2.9)	(16.1)	57.8
Valuation allowances for deferred tax assets	112.1	(12.0)	(0.1)	—	100.0
Totals	$194.9	$5.5	$(4.6)	$(17.6)	$178.2
Year ended December 31, 2020
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.9	$1.8	$2.6	$(4.8)	$9.5
Allowance for doubtful accounts - Non-current	21.3	0.1	0.9	(10.8)	11.5
Reserve for inventory	53.2	8.1	3.1	(2.6)	61.8
Valuation allowances for deferred tax assets	107.0	(1.7)	6.8	—	112.1
Totals	$191.4	$8.3	$13.4	$(18.2)	$194.9

(1)Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).
(2)Primarily represents the utilization of established reserves, net of recoveries.