Form 10-Q
period 2023-03-31
TEREX CORP
filed 2023-05-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 67.8 million as of April 26, 2023.

The Exhibit Index begins on page 36.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2023 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended March 31, 2023

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Net sales	$1,235.7	$1,002.5
Cost of goods sold	(957.0)	(816.7)
Gross profit	278.7	185.8
Selling, general and administrative expenses	(131.0)	(111.3)
Income (loss) from operations	147.7	74.5
Other income (expense)
Interest income	2.0	0.6
Interest expense	(14.9)	(10.6)
Other income (expense) – net	(1.6)	(0.3)
Income (loss) from continuing operations before income taxes	133.2	64.2
(Provision for) benefit from income taxes	(23.3)	(11.9)
Income (loss) from continuing operations	109.9	52.3
Gain (loss) on disposition of discontinued operations – net of tax	2.7	(0.4)
Net income (loss)	$112.6	$51.9

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.62	$0.75
Gain (loss) on disposition of discontinued operations – net of tax	0.04	(0.01)
Net income (loss)	$1.66	$0.74
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.60	$0.74
Gain (loss) on disposition of discontinued operations – net of tax	0.04	(0.01)
Net income (loss)	$1.64	$0.73
Weighted average number of shares outstanding in per share calculation
Basic	67.7	69.8
Diluted	68.8	70.9

Comprehensive income (loss)	$138.9	$31.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$254.2	$304.1
Trade receivables (net of allowance of $10.1 and $9.4 at March 31, 2023 and December 31, 2022, respectively)	630.1	547.5
Inventories	1,083.2	988.4
Prepaid and other current assets	122.9	122.0
Total current assets	2,090.4	1,962.0
Non-current assets
Property, plant and equipment – net	478.9	465.6
Goodwill	287.2	284.4
Intangible assets – net	16.8	17.4
Other assets	407.9	388.7
Total assets	$3,281.2	$3,118.1

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2.1	$1.9
Trade accounts payable	686.7	624.6
Other current liabilities	361.7	372.1
Total current liabilities	1,050.5	998.6
Non-current liabilities
Long-term debt, less current portion	774.9	773.6
Other non-current liabilities	161.2	164.7
Total liabilities	1,986.6	1,936.9
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 84.6 and 84.0 shares at March 31, 2023 and December 31, 2022, respectively	0.9	0.9
Additional paid-in capital	868.9	881.6
Retained earnings	1,302.9	1,200.6
Accumulated other comprehensive income (loss)	(315.3)	(341.6)
Less cost of shares of common stock in treasury – 17.3 and 17.2 shares at March 31, 2023 and December 31, 2022, respectively	(562.8)	(560.3)
Total stockholders’ equity	1,294.6	1,181.2
Total liabilities and stockholders’ equity	$3,281.2	$3,118.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2022	66.8	$0.9	$881.6	$1,200.6	$(341.6)	$(560.3)	$1,181.2
Net income (loss)	—	—	—	112.6	—	—	112.6
Other comprehensive income (loss) – net of tax	—	—	—	—	26.3	—	26.3
Issuance of common stock related to compensation	0.6	—	9.5	—	—	—	9.5
Compensation under stock-based plans – net	—	—	(22.3)	—	—	1.5	(20.8)
Dividends	—	—	0.1	(10.3)	—	—	(10.2)
Acquisition of treasury stock	(0.1)	—	—	—	—	(4.0)	(4.0)
Balance at March 31, 2023	67.3	$0.9	$868.9	$1,302.9	$(315.3)	$(562.8)	$1,294.6

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2021	69.2	$0.9	$860.0	$936.9	$(228.5)	$(459.7)	$1,109.6
Net income (loss)	—	—	—	51.9	—	—	51.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.0)	—	(20.0)
Issuance of common stock related to compensation	0.5	—	16.3	—	—	—	16.3
Compensation under stock-based plans – net	0.1	—	(15.8)	—	—	1.0	(14.8)
Dividends	—	—	0.2	(9.3)	—	—	(9.1)
Acquisition of treasury stock	(0.5)	—	—	—	—	(19.8)	(19.8)
Balance at March 31, 2022	69.3	$0.9	$860.7	$979.5	$(248.5)	$(478.5)	$1,114.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income (loss)	$112.6	$51.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	12.1	11.7
Stock-based compensation expense	7.8	9.4
Inventory and other non-cash charges	7.0	3.3
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Trade receivables	(79.3)	(20.9)
Inventories	(98.8)	(118.0)
Trade accounts payable	61.4	41.9
Other assets and liabilities	(17.3)	(27.2)
Foreign exchange and other operating activities, net	3.6	(3.8)
Net cash provided by (used in) operating activities	9.1	(51.7)
Investing Activities
Capital expenditures	(20.3)	(20.1)
Acquisitions, net of cash acquired, and investments	(10.0)	(3.1)
Other investing activities, net	0.6	—
Net cash provided by (used in) investing activities	(29.7)	(23.2)
Financing Activities
Repayments of debt	(118.7)	—
Proceeds from issuance of debt	118.8	65.0
Share repurchases	(3.3)	(17.7)
Dividends paid	(10.2)	(9.1)
Other financing activities, net	(18.3)	(10.2)
Net cash provided by (used in) financing activities	(31.7)	28.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	2.4	(1.6)
Net Increase (Decrease) in Cash and Cash Equivalents	(49.9)	(48.5)
Cash and Cash Equivalents at Beginning of Period	304.1	266.9
Cash and Cash Equivalents at End of Period	$254.2	$218.4

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2023 and for the three months ended March 31, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2022.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments which do not have readily determinable fair values. All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2023 presentation.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

Cash and cash equivalents include $8.2 million and $3.5 million at March 31, 2023 and December 31, 2022, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2022	$9.4
Provision for credit losses	0.7
Balance as of March 31, 2023	$10.1

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2022	$43.9
Accruals for warranties issued during the period	9.0
Changes in estimates	1.7
Settlements during the period	(9.8)
Foreign exchange effect/other	(0.2)
Balance as of March 31, 2023	$44.6

Assets Held for Sale. Long-lived assets expected to be sold or otherwise disposed of within one year are classified as assets held for sale and included in Other assets in the Consolidated Balance Sheet. The Company classified a facility as an asset held for sale in its Aerial Work Platforms (“AWP”) segment with a carrying value of approximately $31 million at March 31, 2023 and December 31, 2022. In April 2023, the Company completed the sale of the facility and expects to recognize a gain of approximately $2 million.

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include commodity swaps, cross currency swaps and foreign exchange contracts discussed in Note H – “Derivative Financial Instruments” and debt discussed in Note I – “Long-Term Obligations”. These instruments are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. The Company designs, builds and supports products used in construction, maintenance, manufacturing, energy, recycling, minerals and materials management applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, Australia and Asia and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification to parts and service support.

The Company identifies its operating segments according to how business activities are managed and evaluated, and has identified three operating segments: Materials Processing (“MP”), Aerials and Utilities. As Aerials and Utilities operating segments share similar economic characteristics, these operating segments are aggregated into one operating segment, AWP, for the purpose of determining reportable segments. The Company operates in two reportable segments: (i) MP and (ii) AWP.

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2023	2022
Net sales
MP	$553.8	$452.7
AWP	685.9	551.5
Corporate and Other / Eliminations	(4.0)	(1.7)
Total	$1,235.7	$1,002.5
Income (loss) from operations
MP	$85.3	$64.5
AWP	83.1	32.5
Corporate and Other / Eliminations	(20.7)	(22.5)
Total	$147.7	$74.5

	March 31, 2023	December 31, 2022
Identifiable assets
MP	$1,852.8	$1,800.1
AWP	2,244.1	2,122.5
Corporate and Other / Eliminations	(815.7)	(804.5)
Total	$3,281.2	$3,118.1

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$248.0	$433.6	$2.8	$684.4	$166.3	$365.4	$1.9	$533.6
Western Europe	150.6	140.2	0.1	290.9	148.9	103.5	0.1	252.5
Asia-Pacific	97.9	54.4	0.2	152.5	96.7	45.2	—	141.9
Rest of World (1)	57.3	57.7	(7.1)	107.9	40.8	37.4	(3.7)	74.5
Total (2)	$553.8	$685.9	$(4.0)	$1,235.7	$452.7	$551.5	$(1.7)	$1,002.5

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $628.8 million and $487.7 million for the three months ended March 31, 2023 and 2022, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$484.3	$0.5	$484.8	$—	$403.0	$0.3	$403.3
Materials Processing Equipment	334.4	—	—	334.4	267.2	—	0.5	267.7
Specialty Equipment	215.7	—	0.3	216.0	184.4	—	0.4	184.8
Utility Equipment	—	128.4	—	128.4	—	111.2	—	111.2
Other (1)	3.7	73.2	(4.8)	72.1	1.1	37.3	(2.9)	35.5
Total	$553.8	$685.9	$(4.0)	$1,235.7	$452.7	$551.5	$(1.7)	$1,002.5

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2023, the Company recognized income tax expense of $23.3 million on income of $133.2 million, an effective tax rate of 17.5%, as compared to income tax expense of $11.9 million on income of $64.2 million, an effective tax rate of 18.5%, for the three months ended March 31, 2022. The lower effective tax rate for the three months ended March 31, 2023 when compared with the three months ended March 31, 2022 is primarily due to reduced tax expense on permanent items partially offset by lower favorable discrete items.

NOTE D – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2023	2022
Income (loss) from continuing operations	$109.9	$52.3
Gain (loss) on disposition of discontinued operations – net of tax	2.7	(0.4)
Net income (loss)	$112.6	$51.9
Basic shares:
Weighted average shares outstanding	67.7	69.8
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.62	$0.75
Gain (loss) on disposition of discontinued operations – net of tax	0.04	(0.01)
Net income (loss)	$1.66	$0.74
Diluted shares:
Weighted average shares outstanding – basic	67.7	69.8
Effect of dilutive securities:
Restricted stock awards	1.1	1.1
Diluted weighted average shares outstanding	68.8	70.9
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.60	$0.74
Gain (loss) on disposition of discontinued operations – net of tax	0.04	(0.01)
Net income (loss)	$1.64	$0.73

Non-vested restricted stock awards and restricted stock units (“Restricted Stock Awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock Awards of approximately 0.1 million and 0.3 million were outstanding during the three months ended March 31, 2023 and 2022, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE E – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2023	December 31, 2022
Finished equipment	$368.8	$319.2
Replacement parts	190.0	163.0
Work-in-process	156.7	153.5
Raw materials and supplies	367.7	352.7
Inventories	$1,083.2	$988.4

Work-in-process inventory includes approximately $48 million and $36 million of substantially completed inventory awaiting installation of final components at March 31, 2023 and December 31, 2022, respectively.

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $64.4 million and $61.0 million at March 31, 2023 and December 31, 2022, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2023	December 31, 2022
Property	$49.9	$40.2
Plant	284.5	246.8
Equipment	424.9	418.9
Leasehold improvements	50.6	49.9
Construction in progress	61.7	92.9
Property, plant and equipment – gross	871.6	848.7
Less: Accumulated depreciation	(392.7)	(383.1)
Property, plant and equipment – net	$478.9	$465.6

NOTE G – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2022, gross	$208.2	$138.0	$346.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2022, net	185.0	99.4	284.4
Foreign exchange effect and other	2.5	0.3	2.8
Balance at March 31, 2023, gross	210.7	138.3	349.0
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at March 31, 2023, net	$187.5	$99.7	$287.2

Intangible assets, net were comprised of the following (in millions):

		March 31, 2023			December 31, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.4	$(9.3)	$0.1	$9.3	$(9.2)	$0.1
Customer Relationships	17	35.0	(27.4)	7.6	34.8	(26.8)	8.0
Land Use Rights	79	4.0	(0.8)	3.2	4.0	(0.8)	3.2
Other	8	29.8	(23.9)	5.9	29.8	(23.7)	6.1
Total definite-lived intangible assets		$78.2	$(61.4)	$16.8	$77.9	$(60.5)	$17.4

	Three Months Ended March 31,
(in millions)	2023	2022
Aggregate Amortization Expense	$0.8	$0.6

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2023	$2.4
2024	2.2
2025	2.1
2026	2.0
2027	1.9

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $27.8 million and $22.5 million at March 31, 2023 and December 31, 2022, respectively. Commodity swaps outstanding at March 31, 2023 mature on or before November 30, 2024. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $121.7 million and $121.4 million at March 31, 2023 and December 31, 2022, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at March 31, 2023 mature on or before February 2024.

The Company had $92.3 million and $7.8 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at March 31, 2023 and December 31, 2022, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $321.4 million and $241.1 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at March 31, 2023 and December 31, 2022, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2023		December 31, 2022
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$1.2	$—	$1.7
Commodity swaps	Other current assets	2.2	—	0.3	—
Foreign exchange contracts	Other current liabilities	(0.8)	(0.4)	(0.3)	(2.0)
Cross currency swaps - net investment hedge	Other current liabilities	(2.5)	—	(1.7)	—
Commodity swaps	Other current liabilities	(0.4)	—	(1.5)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(3.5)	—	(3.0)	—
Commodity swaps	Other non-current liabilities	(0.6)	—	(0.4)	—
Net derivative asset (liability)		$(5.6)	$0.8	$(6.6)	$(0.3)

(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Income Statement Account	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Foreign exchange contracts	$(0.4)	$0.1	Cost of goods sold	$—	$—
Commodity swaps	3.3	(1.8)	Cost of goods sold	(1.8)	5.0
Cross currency swaps - net investment hedge	(1.0)	0.7	Selling, general and administrative expenses	—	—
Total	$1.9	$(1.0)	Total	$(1.8)	$5.0

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
Income Statement Accounts in which effects of cash flow hedges are recorded	$(957.0)	$(816.7)	$(14.9)	$(10.6)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	(1.8)	5.0	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.8	0.1
Total	$(1.8)	$5.0	$0.8	$0.1

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended March 31,
Instrument	Income Statement Account	2023	2022
Foreign exchange contracts	Cost of goods sold	$(0.3)	$(0.1)
Foreign exchange contracts	Other income (expense) – net	1.0	(0.7)
	Total	$0.7	$(0.8)

In the Condensed Consolidated Statement of Comprehensive Income (Loss), the Company records hedging activity related to commodity swaps, cross currency swaps and foreign exchange contracts in the accounts for which the hedged items are recorded. On the Condensed Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of March 31, 2023, it is estimated that approximately $1 million of losses are expected to be reclassified into earnings in the next twelve months.

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

In 2019, the Company entered into an Incremental Assumption Agreement and Amendment to its credit agreement that provided the Company with an additional term loan (the “2019 Term Loan”) in the amount of $200 million. The Company prepaid the 2019 Term Loan during 2021 and the $400 million senior secured term loan during 2022 prior to their maturity date to reduce the Company’s outstanding debt and lower its leverage.

Unlimited incremental commitments may be extended at the option of the existing or new lenders and can be in the form of revolving credit commitments, term loan commitments, or a combination of both, with incremental amounts in excess of $300 million as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of March 31, 2023.

The Company had $177.0 million of Revolver amounts outstanding at March 31, 2023 and December 31, 2022. The weighted average interest rate on the Revolver amounts was 6.52% and 6.10% at March 31, 2023 and December 31, 2022, respectively.

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

Letters of credit outstanding (in millions):

	March 31, 2023	December 31, 2022
$400 Million Facility	$—	$—
$300 Million Facility	70.9	70.4
Bilateral Arrangements	52.2	48.0
Total	$123.1	$118.4

On January 31, 2017, the Company entered into a Guarantee and Collateral Agreement with CSAG, as collateral agent for the lenders, granting security and guarantees to the lenders for amounts borrowed under the Credit Agreement. Pursuant to the Guarantee and Collateral Agreement, Terex is required to (a) pledge as collateral the capital stock of the Company’s material domestic subsidiaries and 65% of the capital stock of certain of the Company’s material foreign subsidiaries and (b) provide a first priority security interest in substantially all of the Company’s domestic assets. On December 29, 2022, the Company entered into an amendment to the Guarantee and Collateral Agreement which included the following principal changes to the original agreement: (i) enabling a subsidiary to enter into hedging derivatives with external counterparties and (ii) inclusion of Terex subsidiary entities’ cash management services provided by lending banks to be secured under the guarantee and collateral agreement.

5% Senior Notes

In Apri1 2021, the Company sold and issued $600.0 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of March 31, 2023, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.92750	$556.5

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

	Three Months Ended March 31,
	2023			2022
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.2	$—	$—	$0.2	$—
Interest cost	0.4	1.1	—	0.3	0.7	—
Expected return on plan assets	—	(0.8)	—	—	(1.4)	—
Amortization of actuarial (gain) loss	—	0.6	—	0.1	0.3	—
Net periodic cost	$0.4	$1.1	$—	$0.4	$(0.2)	$—

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 109 million ($22 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of March 31, 2023 and December 31, 2022, the maximum exposure determined was $115.0 million and $121.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6.0 million and $6.3 million at March 31, 2023 and December 31, 2022, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2023 and 2022. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2023					Three Months Ended March 31, 2022
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)	$(188.0)	$4.0	$—	$(44.5)	$(228.5)
Other comprehensive income (loss) before reclassifications	24.4	0.5	0.5	(1.0)	24.4	(18.5)	2.9	(1.7)	1.2	(16.1)
Amounts reclassified from AOCI	—	1.4	—	0.5	1.9	(0.4)	(3.9)	—	0.4	(3.9)
Net other comprehensive income (loss)	24.4	1.9	0.5	(0.5)	26.3	(18.9)	(1.0)	(1.7)	1.6	(20.0)
Ending balance	$(261.1)	$(4.5)	$(3.0)	$(46.7)	$(315.3)	$(206.9)	$3.0	$(1.7)	$(42.9)	$(248.5)

Stock-Based Compensation

During the three months ended March 31, 2023, the Company awarded 0.6 million shares of Restricted Stock Awards to its employees with a weighted average fair value of $59.59 per share. Approximately 60% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 27% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 13% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

Fair value of time-based awards is based on the market price of our common stock at the date of grant approval. The fair value of performance-based awards, except for awards based on a market condition, is based on the market price of our common stock at the date of grant approval, except fair values are multiplied by the probability of achievement as of the period-end date. For awards based on a market condition, fair value is based on the Monte Carlo method at grant date. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The Company used the Monte Carlo method to determine grant date fair value of $63.33 per share for awards with a market condition granted on March 15, 2023.

The following table presents the weighted-average assumptions used in the valuations:

Grant date
March 15, 2023
Dividend yields	1.21%
Expected volatility	46.54%
Risk free interest rate	3.81%
Expected life (in years)	3

Share Repurchases

In July 2018, Terex’s Board of Directors authorized the repurchase up to $300 million of the Company’s outstanding shares of common stock. In December 2022, Terex’s Board of Directors authorized the additional repurchase up to $150 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased, inclusive of transactions executed but not settled, by the Company under these programs.

Three Months Ended March 31	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2023	79,285	$3.7
2022	508,892	$19.6

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders:

Year	First Quarter
2023	$0.15
2022	$0.13

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. We design, build and support products used in construction, maintenance, manufacturing, energy, recycling, minerals and materials management applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) Materials Processing (“MP”) and (ii) Aerial Work Platforms (“AWP”).

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

Non-GAAP measures also include translation effect of foreign currency exchange rate changes on net sales, gross profit, selling, general & administrative (“SG&A”) expenses and operating profit, as well as the net sales, gross profit, SG&A expenses and operating profit excluding the impact of acquisitions and divestitures.

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

Non-GAAP measures also include Net Operating Profit After Tax (“NOPAT”) and annualized effective tax rate as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Safety remains our top priority; driven by Think Safe – Work Safe – Home Safe. All Terex team members contributed to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. We are leveraging our business operating systems to navigate supply challenges and labor constraints while working to mitigate material cost inflation. Company-wide investments in new product development and continued deployment of digital customer and dealer solutions are important to help to deliver long-term growth. Our permanent Mexico facility continues to advance on time and on budget. The new facility is an important element of our strategy to improve Genie’s through-cycle performance. Starting in March, Genie began to transfer product lines from our temporary facility in Monterrey to our new permanent facility. Our parts and service teams are investing in digital offerings for dealers and customers, including myTerex and Lift Connect.

Our performance in the first quarter of 2023 reflected strong, global customer demand in our businesses and excellent execution by our team members in a dynamic and challenging environment. Net sales of $1.2 billion were up 23% year-over-year as end-markets remained strong. Gross margins increased by 410 basis points in the quarter as volume, pricing, favorable product mix, improved manufacturing efficiencies and expense discipline helped to offset cost increases, and the negative impact of foreign exchange rates. SG&A was 10.6% of sales and decreased by 50 basis points from the prior year period as business investment and marketing costs were coupled with continued expense management. SG&A was up in absolute numbers over the prior year period primarily as a result of inflation, foreign exchange and incremental spend on new acquisitions and marketing expenses on trade shows. Income from operations of $148 million was up 98% year-over-year. Operating margin of 12.0%, was up 460 basis points compared to the prior year period. This led to EPS more than doubling year-over-year to $1.60 in the first quarter of 2023.

Overall, first quarter 2023 financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite elevated macroeconomic volatility and lingering supply chain constraints. Although supplier on-time delivery has improved sequentially, it remains well below historical norms. Our “hospital” inventories increased in the first quarter, after declining in the fourth quarter of 2022. This is a clear indication of the level of disruption we continue to face. In addition to inflationary pressures and supply chain constraints, our teams are also navigating volatile credit and interest rate markets. We continue to focus on assisting our customers in their efforts to obtain external financing solutions and monitor regional, customer and supplier risk.

MP had another strong quarter with net sales up 22% from the prior year period, 28% on a foreign exchange neutral basis, driven by strong customer sentiment across multiple end-markets and geographies as well as price realization. The MP businesses continue to benefit from strong equipment utilization rates and dealers looking to replenish their inventory and rental fleets. Our mobile crushing and screening businesses are benefiting from the strength of aggregates driven by investments in infrastructure projects and demand for sand to source silicon used in semiconductors. Growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. The strength of construction and infrastructure spending is driving demand for our cement products in the U.S. MP has been managing all elements of cost resulting in a 15.4% operating margin for the quarter, up 120 basis points as compared to the prior year period. We expect customer sentiment to remain strong and we are encouraged by MP’s backlog of $1.2 billion.

AWP’s first quarter 2023 net sales were up 24% compared to the prior year period and increased 27% on a foreign exchange neutral basis, primarily due to higher demand driven by fleet replacement and end-market growth for aerial work platforms and price realization necessary to mitigate rising costs. Utility product growth was strong in North America. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. In addition, the fundamentals of the North American and European replacement cycle are strong as fleets age and customers have strong utilization rates. Globally, increased adoption of aerial work platforms continues to improve labor efficiency and jobsite safety. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 12.1% in the quarter driven by higher sales volumes, favorable mix and manufacturing efficiencies, cost reduction initiatives, strict expense management and disciplined pricing actions to offset higher costs. We expect end market demand to remain strong throughout 2023 as demonstrated by AWP’s backlog of $3.0 billion. We anticipate moving multiple production lines throughout our global footprint and opening our new permanent facility in Monterrey, Mexico. While these moves are expected to have long-term benefits, we anticipate the moves will result in short-term manufacturing inefficiencies.

In the first quarter of 2023, our largest market remained North America, which represented approximately 55% of our global sales. As compared to the prior year period, sales were up double digits in every major geography, on a foreign currency neutral basis.

We continued to execute our disciplined capital allocation strategy in the first quarter of 2023. We are continuing to make strategic investments in our businesses and we also continued to return capital to shareholders. In February 2023, our Board of Directors approved increasing our quarterly dividend by 15% to $0.15 per share. We typically use cash in the first quarter of the year and had a negative free cash flow of $11 million in the first quarter of 2023. We continue to maintain ample liquidity and as of March 31, 2023, we had $677 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong for our products and services. However, it is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively. As a result of the strong execution of our team members in the first quarter and our robust backlog, we now expect earnings per share for the full year of $5.60 to $6.00 on sales of $4.8 billion to $5.0 billion. Our sales outlook incorporates the latest dialogue with our customers and our suppliers and our current supply chain expectations. We anticipate higher volumes as customer demand remains strong and expect pricing actions to offset cost pressures.

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

In the calculation of ROIC, we adjust annualized effective tax rate to reflect management’s expectation of the full year effective tax rate to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Our management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2023 was 23.9%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '23	Dec '22	Sep '22	Jun '22	Mar '22
Annualized effective tax rate as adjusted(1)	21.0%	18.1%	18.1%	18.1%
Income (loss) from operations	$147.7	$120.8	$120.8	$103.9
Multiplied by: 1 minus annualized effective tax rate	79.0%	81.9%	81.9%	81.9%
Net operating income (loss) after tax	$116.7	$98.9	$98.9	$85.1
Debt	$777.0	$775.5	$826.5	$828.2	$740.3
Less: Cash and cash equivalents	(254.2)	(304.1)	(231.7)	(253.3)	(218.4)
Debt less Cash and cash equivalents	522.8	471.4	594.8	574.9	521.9
Stockholders’ equity	1,294.6	1,181.2	1,034.7	1,048.9	1,114.1
Debt less Cash and cash equivalents plus Stockholders’ equity	$1,817.4	$1,652.6	$1,629.5	$1,623.8	$1,636.0

(1) The annualized effective tax rate for each 2022 period represents the actual full year 2022 effective tax rate.

March 31, 2023 ROIC	23.9%
NOPAT as adjusted (last 4 quarters)	$399.6
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$1,671.9

Three Months Ended March 31, 2023	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$133.2	$(23.3)	17.5%
Effect of adjustments:
Tax related	—	(4.7)
As adjusted	$133.2	$(28.0)	21.0%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared with Three Months Ended March 31, 2022

Consolidated

	Three Months Ended March 31,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,235.7	—	$1,002.5	—	23.3%
Gross profit	278.7	22.6%	185.8	18.5%	50.0%
SG&A expenses	131.0	10.6%	111.3	11.1%	17.7%
Income from operations	147.7	12.0%	74.5	7.4%	98.3%

Net sales for the three months ended March 31, 2023 increased $233.2 million when compared to the same period in 2022. The increase in net sales was primarily due to healthy demand for our products across multiple businesses and all major geographies, primarily North America, and price realization, necessary to mitigate rising costs. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $42 million.

Gross profit for the three months ended March 31, 2023 increased $92.9 million when compared to the same period in 2022. The increase was primarily due to incremental margin on higher sales volume, price realization and favorable mix, partially offset by higher cost due to continued global supply chain disruptions, inflationary pressures, labor constraints and the negative impact of changes in foreign exchange rates.

SG&A expenses for the three months ended March 31, 2023 increased $19.7 million when compared to the same period in 2022 primarily due to selling, engineering, technology and higher personnel costs including the impact of recent acquisitions. SG&A expenses were lower as a percent of sales when compared to the same period in 2022 due to continued cost discipline across all areas of our business.

Income from operations for the three months ended March 31, 2023 increased $73.2 million when compared to the same period in 2022. The increase was primarily due to incremental margin on higher sales volume, price realization and favorable mix which more than offset cost increases and the negative impact of changes in foreign exchange rates.

Materials Processing

	Three Months Ended March 31,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$553.8	—	$452.7	—	22.3%
Income from operations	85.3	15.4%	64.5	14.2%	32.2%

Net sales for the three months ended March 31, 2023 increased $101.1 million when compared to the same period in 2022 primarily due to robust end-market demand for aggregates, concrete mixers and environmental equipment in North America and aggregates in Western Europe and Asia Pacific. Net sales were negatively impacted by changes in foreign exchange rates of approximately $27 million.

Income from operations for the three months ended March 31, 2023 increased $20.8 million when compared to the same period in 2022 primarily due to incremental margin on higher sales volume and favorable mix, partially offset by higher cost due to continued global supply chain disruptions, inflationary pressures, labor constraints and the negative impact of changes in foreign exchange rates.

Aerial Work Platforms

	Three Months Ended March 31,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$685.9	—	$551.5	—	24.4%
Income from operations	83.1	12.1%	32.5	5.9%	155.7%

Net sales for the three months ended March 31, 2023 increased $134.4 million when compared to the same period in 2022 primarily due to higher demand that was driven by fleet replacement and end-market growth for aerial work platforms in all major geographies except China and telehandlers and utility products in North America as well as price realization, necessary to mitigate rising costs. Net sales were negatively impacted by changes in foreign exchange rates of approximately $15 million.

Income from operations for the three months ended March 31, 2023 increased $50.6 million when compared to the same period in 2022 primarily due to incremental margin on higher sales volume, price realization and favorable mix, partially offset by higher cost due to continued global supply chain disruptions, inflationary pressures, labor constraints and the negative impact of changes in foreign exchange rates.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(4.0)	—	$(1.7)	—	(135.3)%
Loss from operations	(20.7)	*	(22.5)	*	8.0%
* Not a meaningful percentage

The net sales decrease is primarily attributable to higher intercompany sales eliminations, partially offset by higher governmental sales.

Loss from operations for the three months ended March 31, 2023 decreased $1.8 million when compared to the same period in 2022. The decrease in operating loss is primarily due to restructuring charges recorded in the prior year period partially offset by the negative impact of changes in foreign exchange rates in the current year period.

Interest Expense, Net of Interest Income

During the three months ended March 31, 2023, our interest expense, net of interest income, was $12.9 million, or $2.9 million higher when compared to the same period in 2022 primarily due to an increase in our weighted average interest rate on revolving credit amounts, partially offset by higher interest income in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2023 and 2022 was an expense of $1.6 million and $0.3 million, respectively. The increase is due primarily to increased non-service cost portion of pension expense.

Income Taxes

During the three months ended March 31, 2023, we recognized income tax expense of $23.3 million on income of $133.2 million, an effective tax rate of 17.5%, as compared to income tax expense of $11.9 million on income of $64.2 million, an effective tax rate of 18.5%, for the three months ended March 31, 2022. The lower effective tax rate for the three months ended March 31, 2023 when compared with the three months ended March 31, 2022 is primarily due to reduced tax expense on permanent items partially offset by lower favorable discrete items.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended March 31, 2023 and 2022, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $2.7 million and $(0.4) million, respectively. The gain in the current year period primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At March 31, 2023, we had cash and cash equivalents of $254 million and undrawn availability under our revolving line of credit of $423 million, giving us total liquidity of approximately $677 million. During the three months ended March 31, 2023, our liquidity decreased by approximately $50 million from December 31, 2022 primarily due to capital expenditures, investments and dividends, partially offset by cash generated from operations.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2026 and we continue to focus on free cash flow generation. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

We had free cash flow use of $10.6 million for the three months ended March 31, 2023.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2023
Net cash provided by (used in) operating activities	$9.1
Capital expenditures, net of proceeds from sale of capital assets	(19.7)
Free cash flow (use)	$(10.6)

Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2023, we sold, without material recourse, approximately $183 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 20.0% at March 31, 2023.

The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2023 (in millions):

Three Months Ended 3/31/2023
Net Sales	$1,235.7
x	4
Trailing Three Month Annualized Net Sales	$4,942.8

As of 3/31/23
Inventories	$1,083.2
Trade Receivables	630.1
Trade Accounts Payable	(686.7)
Customer Advances	(36.0)
Working Capital	$990.6

Revolving line of credit (the “Revolver”) borrowings at March 31, 2023 were $177.0 million. At March 31, 2023, the weighted average interest rate was 6.52% on the Revolver. For information regarding debt, see Note I – “Long-Term Obligations” in Notes to Condensed Consolidated Financial Statements.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by facilitating customer financing.

During the three months ended March 31, 2023, we repurchased 68,745 shares for $3.2 million leaving approximately $189 million available for repurchase under our share repurchase programs. In the first quarter of 2023, our Board of Directors declared a dividend of $0.15 per share, which were paid to the Company’s shareholders.

Our ability to access capital markets to raise funds, through sale of equity or debt securities, is subject to various factors, some specific to us and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. Our ability to access capital markets is also subject to our timely filing of periodic reports with the Securities and Exchange Commission. In addition, terms of our bank credit facilities and senior notes contain restrictions on our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash provided by operations was $9.1 million for the three months ended March 31, 2023, compared to cash used in operations of $51.7 million for the three months ended March 31, 2022. The increase in cash provided by operations was primarily driven by increased operating profitability in the current year.

Cash used in investing activities was $29.7 million and $23.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase in cash used in investing activities relates primarily to higher investment activity in the current year.

Cash used in financing activities was $31.7 million for the three months ended March 31, 2023, compared to cash provided by financing activities of $28.0 million for the three months ended March 31, 2022. The increase in cash used in financing activities was primarily due to higher debt repayments in the current year, partially offset by higher borrowings and lower share repurchases in the current year.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Indian Rupee, Australian Dollar and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our condensed consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our condensed consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At March 31, 2023, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2023 would have had approximately a $13 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended March 31, 2023.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At March 31, 2023, approximately 23% of our debt was floating rate debt and the weighted average interest rate of our total debt was 5.02%.

At March 31, 2023, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2023 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. Our manufacturing operations continue to be adversely affected by material shortages and production delays as the continuity of supply was impacted by supplier capacity constraints, notably electronic components, and global logistics disruptions. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays through the remainder of 2023.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Broad based inflation, partially offset by declines in the cost of certain raw materials, have led to an overall rise in input costs which has adversely affected our financial performance. Additionally, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, which has been extended through September 30, 2023, duty draw back and we continue to explore other mechanisms. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of March 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2023 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2023 - January 31, 2023	1,617	$42.67	—	$192,733
February 1, 2023 - February 28, 2023	822	$51.62	—	$192,733
March 1, 2023 - March 31, 2023	71,671	$46.63	68,745	$189,539
Total	74,110	$46.60	68,745	$189,539

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

TEREX CORPORATION
(Registrant)

Date:	May 2, 2023	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2023	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)