Form 10-Q
period 2023-06-30
TEREX CORP
filed 2023-08-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 67.4 million as of July 26, 2023.

The Exhibit Index begins on page 40.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2023 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended June 30, 2023

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$1,403.1	$1,077.1	$2,638.8	$2,079.6
Cost of goods sold	(1,060.2)	(864.2)	(2,017.2)	(1,680.9)
Gross profit	342.9	212.9	621.6	398.7
Selling, general and administrative expenses	(133.0)	(109.0)	(264.0)	(220.3)
Income (loss) from operations	209.9	103.9	357.6	178.4
Other income (expense)
Interest income	1.1	0.4	3.1	1.0
Interest expense	(15.4)	(11.8)	(30.3)	(22.4)
Other income (expense) – net	(3.8)	(3.3)	(5.4)	(3.6)
Income (loss) from continuing operations before income taxes	191.8	89.2	325.0	153.4
(Provision for) benefit from income taxes	(32.0)	(15.1)	(55.3)	(27.0)
Income (loss) from continuing operations	159.8	74.1	269.7	126.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	2.3	(0.4)
Net income (loss)	$159.4	$74.1	$272.0	$126.0

Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.36	$1.08	$3.98	$1.82
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.04	—
Net income (loss)	$2.36	$1.08	$4.02	$1.82
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.35	$1.07	$3.94	$1.80
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	—	0.03	—
Net income (loss)	$2.34	$1.07	$3.97	$1.80
Weighted average number of shares outstanding in per share calculation
Basic	67.6	68.9	67.7	69.3
Diluted	68.1	69.3	68.5	70.1

Comprehensive income (loss)	$169.4	$1.7	$308.3	$33.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$297.7	$304.1
Receivables (net of allowance of $10.5 and $9.4 at June 30, 2023 and December 31, 2022, respectively)	681.2	547.5
Inventories	1,122.0	988.4
Prepaid and other current assets	116.9	122.0
Total current assets	2,217.8	1,962.0
Non-current assets
Property, plant and equipment – net	490.7	465.6
Goodwill	291.1	284.4
Intangible assets – net	16.8	17.4
Other assets	398.8	388.7
Total assets	$3,415.2	$3,118.1

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2.4	$1.9
Trade accounts payable	690.3	624.6
Other current liabilities	380.9	372.1
Total current liabilities	1,073.6	998.6
Non-current liabilities
Long-term debt, less current portion	734.3	773.6
Other non-current liabilities	175.1	164.7
Total liabilities	1,983.0	1,936.9
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 84.6 and 84.0 shares at June 30, 2023 and December 31, 2022, respectively	0.9	0.9
Additional paid-in capital	879.1	881.6
Retained earnings	1,452.0	1,200.6
Accumulated other comprehensive income (loss)	(305.3)	(341.6)
Less cost of shares of common stock in treasury – 17.9 and 17.2 shares at June 30, 2023 and December 31, 2022, respectively	(594.5)	(560.3)
Total stockholders’ equity	1,432.2	1,181.2
Total liabilities and stockholders’ equity	$3,415.2	$3,118.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2022	66.8	$0.9	$881.6	$1,200.6	$(341.6)	$(560.3)	$1,181.2
Net income (loss)	—	—	—	112.6	—	—	112.6
Other comprehensive income (loss) – net of tax	—	—	—	—	26.3	—	26.3
Issuance of common stock related to compensation	0.6	—	9.5	—	—	—	9.5
Compensation under stock-based plans – net	—	—	(22.3)	—	—	1.5	(20.8)
Dividends	—	—	0.1	(10.3)	—	—	(10.2)
Acquisition of treasury stock	(0.1)	—	—	—	—	(4.0)	(4.0)
Balance at March 31, 2023	67.3	$0.9	$868.9	$1,302.9	$(315.3)	$(562.8)	$1,294.6
Net income (loss)	—	—	—	159.4	—	—	159.4
Other comprehensive income (loss) – net of tax	—	—	—	—	10.0	—	10.0
Issuance of common stock related to compensation	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	9.6	—	—	—	9.6
Dividends	—	—	0.2	(10.3)	—	—	(10.1)
Acquisition of treasury stock	(0.6)	—	—	—	—	(31.6)	(31.6)
Other	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2023	66.7	$0.9	$879.1	$1,452.0	$(305.3)	$(594.5)	$1,432.2

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2021	69.2	$0.9	$860.0	$936.9	$(228.5)	$(459.7)	$1,109.6
Net income (loss)	—	—	—	51.9	—	—	51.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.0)	—	(20.0)
Issuance of common stock related to compensation	0.5	—	16.3	—	—	—	16.3
Compensation under stock-based plans – net	0.1	—	(15.8)	—	—	1.0	(14.8)
Dividends	—	—	0.2	(9.3)	—	—	(9.1)
Acquisition of treasury stock	(0.5)	—	—	—	—	(19.8)	(19.8)
Balance at March 31, 2022	69.3	$0.9	$860.7	$979.5	$(248.5)	$(478.5)	$1,114.1
Net income (loss)	—	—	—	74.1	—	—	74.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(72.4)	—	(72.4)
Issuance of common stock related to compensation	0.1	—	1.8	—	—	—	1.8
Compensation under stock-based plans – net	(0.1)	—	4.3	—	—	0.1	4.4
Dividends	—	—	0.2	(9.1)	—	—	(8.9)
Acquisition of treasury stock	(1.9)	—	—	—	—	(64.3)	(64.3)
Other	—	—	—	0.1	—	—	0.1
Balance at June 30, 2022	67.4	$0.9	$867.0	$1,044.6	$(320.9)	$(542.7)	$1,048.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income (loss)	$272.0	$126.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	24.9	23.5
Stock-based compensation expense	17.3	16.2
Inventory and other non-cash charges	9.8	10.3
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(128.8)	(68.8)
Inventories	(141.2)	(193.4)
Trade accounts payable	67.5	90.3
Other assets and liabilities	8.0	26.7
Foreign exchange and other operating activities, net	0.3	(11.5)
Net cash provided by (used in) operating activities	129.8	19.3
Investing Activities
Capital expenditures	(39.1)	(47.0)
Proceeds from sale of capital assets	33.5	0.1
Acquisitions, net of cash acquired, and investments	(15.8)	(8.2)
Other investing activities, net	0.4	0.3
Net cash provided by (used in) investing activities	(21.0)	(54.8)
Financing Activities
Repayments of debt	(229.8)	(33.0)
Proceeds from issuance of debt	187.7	185.1
Share repurchases	(35.4)	(82.9)
Dividends paid	(20.3)	(18.0)
Other financing activities, net	(21.2)	(13.2)
Net cash provided by (used in) financing activities	(119.0)	38.0
Effect of Exchange Rate Changes on Cash and Cash Equivalents	3.8	(16.1)
Net Increase (Decrease) in Cash and Cash Equivalents	(6.4)	(13.6)
Cash and Cash Equivalents at Beginning of Period	304.1	266.9
Cash and Cash Equivalents at End of Period	$297.7	$253.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2023 and for the three and six months ended June 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2022.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

Cash and cash equivalents include $2.5 million and $3.5 million at June 30, 2023 and December 31, 2022, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Accounting Standards Implemented in 2023. In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying U.S. GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met to ease an entity’s financial reporting burden as the market transitions from London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. Subsequently, the FASB issued ASU 2021-01 to clarify the scope of Topic 848 and ASU 2022-06 to defer the sunset date of Topic 848. Adoption did not have a material effect on the Company’s consolidated financial statements.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2022	$9.4
Provision for credit losses	1.5
Other (1)	(0.4)
Balance as of June 30, 2023	$10.5
(1 Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2022	$43.9
Accruals for warranties issued during the period	19.5
Changes in estimates	4.6
Settlements during the period	(19.7)
Foreign exchange effect/other	0.1
Balance as of June 30, 2023	$48.4

Assets Held for Sale. Long-lived assets expected to be sold or otherwise disposed of within one year are classified as assets held for sale and included in Other assets in the Consolidated Balance Sheet. The Company classified a facility as an asset held for sale in its Aerial Work Platforms (“AWP”) segment with a carrying value of approximately $31 million at December 31, 2022. In April 2023, the Company completed the sale of the facility and recognized a gain of approximately $2 million, included in Selling, general and administrative expenses.

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended June 30, 2023,		Six Months Ended June 30, 2023,
	2023	2022	2023	2022
Net sales
MP	$577.4	$480.7	$1,131.2	$933.4
AWP	824.9	597.7	1,510.8	1,149.2
Corporate and Other / Eliminations	0.8	(1.3)	(3.2)	(3.0)
Total	$1,403.1	$1,077.1	$2,638.8	$2,079.6
Income (loss) from operations
MP	$98.2	$79.5	$183.5	$144.0
AWP	133.6	46.2	216.7	78.7
Corporate and Other / Eliminations	(21.9)	(21.8)	(42.6)	(44.3)
Total	$209.9	$103.9	$357.6	$178.4

	June 30, 2023	December 31, 2022
Identifiable assets
MP	$1,859.4	$1,800.1
AWP	2,272.6	2,122.5
Corporate and Other / Eliminations	(716.8)	(804.5)
Total	$3,415.2	$3,118.1

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$260.6	$584.3	$3.4	$848.3	$205.5	$416.6	$1.5	$623.6
Western Europe	164.5	123.3	—	287.8	145.8	91.1	0.1	237.0
Asia-Pacific	102.8	57.6	—	160.4	91.2	50.4	—	141.6
Rest of World (1)	49.5	59.7	(2.6)	106.6	38.2	39.6	(2.9)	74.9
Total (2)	$577.4	$824.9	$0.8	$1,403.1	$480.7	$597.7	$(1.3)	$1,077.1

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $771.4 million and $564.1 million for the three months ended June 30, 2023 and 2022, respectively, attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$508.6	$1,017.9	$6.2	$1,532.7	$371.8	$782.0	$3.4	$1,157.2
Western Europe	315.1	263.5	0.1	578.7	294.7	194.6	0.2	489.5
Asia-Pacific	200.7	112.0	0.2	312.9	187.9	95.6	—	283.5
Rest of World (1)	106.8	117.4	(9.7)	214.5	79.0	77.0	(6.6)	149.4
Total (2)	$1,131.2	$1,510.8	$(3.2)	$2,638.8	$933.4	$1,149.2	$(3.0)	$2,079.6

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $1.4 billion and $1.1 billion for the six months ended June 30, 2023 and 2022, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$585.1	$0.6	$585.7	$—	$436.0	$0.5	$436.5
Materials Processing Equipment	337.6	—	—	337.6	282.1	—	—	282.1
Specialty Equipment	240.0	—	0.3	240.3	198.3	—	0.3	198.6
Utility Equipment	—	156.9	—	156.9	—	115.4	—	115.4
Other (1)	(0.2)	82.9	(0.1)	82.6	0.3	46.3	(2.1)	44.5
Total	$577.4	$824.9	$0.8	$1,403.1	$480.7	$597.7	$(1.3)	$1,077.1

(1)     Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,069.4	$1.1	$1,070.5	$—	$839.0	$0.8	$839.8
Materials Processing Equipment	672.0	—	—	672.0	549.3	—	0.5	549.8
Specialty Equipment	455.7	—	0.6	456.3	382.7	—	0.7	383.4
Utility Equipment	—	285.3	—	285.3	—	226.6	—	226.6
Other (1)	3.5	156.1	(4.9)	154.7	1.4	83.6	(5.0)	80.0
Total	$1,131.2	$1,510.8	$(3.2)	$2,638.8	$933.4	$1,149.2	$(3.0)	$2,079.6

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2023, the Company recognized income tax expense of $32.0 million on income of $191.8 million, an effective tax rate of 16.7%, as compared to income tax expense of $15.1 million on income of $89.2 million, an effective tax rate of 16.9%, for the three months ended June 30, 2022. The lower effective tax rate for the three months ended June 30, 2023 when compared with the three months ended June 30, 2022 is primarily due to lower tax expense on permanent items partially offset by higher tax related to geographic distribution of income.

During the six months ended June 30, 2023, the Company recognized income tax expense of $55.3 million on income of $325.0 million, an effective tax rate of 17.0%, as compared to income tax expense of $27.0 million on income of $153.4 million, an effective tax rate of 17.6%, for the six months ended June 30, 2022. The lower effective tax rate for the six months ended June 30, 2023 when compared with the six months ended June 30, 2022 is primarily due to lower tax expense on permanent items partially offset by higher tax related to geographic distribution of income.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. The OECD continues to release additional guidance on the two-pillar approach with widespread implementation anticipated by 2026. The Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework.

NOTE D – ACQUISITIONS

On April 1, 2023, the Company acquired assets and liabilities of Continental Manufacturing Company, a manufacturer of bulk material handling conveyors based in Missouri, and real estate from Continental Real Estate LLC (collectively “MARCO”), to expand manufacturing capacity for mobile conveying equipment in North America and the Company’s product offerings that complement the existing portfolio. Total cash consideration was approximately $6 million. The transaction was recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. The results of operations associated with the business are consolidated within the MP segment in the Condensed Consolidated Financial Statements from the date of acquisition.

See Note H – “Goodwill and Intangible Assets” for additional information regarding goodwill recognized as a result of this acquisition.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$159.8	$74.1	$269.7	$126.4
Gain (loss) on disposition of discontinued operations – net of tax	(0.4)	—	2.3	(0.4)
Net income (loss)	$159.4	$74.1	$272.0	$126.0
Basic shares:
Weighted average shares outstanding	67.6	68.9	67.7	69.3
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$2.36	$1.08	$3.98	$1.82
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.04	—
Net income (loss)	$2.36	$1.08	$4.02	$1.82
Diluted shares:
Weighted average shares outstanding – basic	67.6	68.9	67.7	69.3
Effect of dilutive securities:
Restricted stock awards	0.5	0.4	0.8	0.8
Diluted weighted average shares outstanding	68.1	69.3	68.5	70.1
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$2.35	$1.07	$3.94	$1.80
Gain (loss) on disposition of discontinued operations – net of tax	(0.01)	—	0.03	—
Net income (loss)	$2.34	$1.07	$3.97	$1.80

Non-vested restricted stock awards and restricted stock units (“Restricted Stock Awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock Awards of approximately 0.5 million and 0.9 million were outstanding during the three months ended June 30, 2023 and 2022, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock Awards of approximately 0.3 million and 0.6 million were outstanding during the six months ended June 30, 2023 and 2022, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2023	December 31, 2022
Finished equipment	$414.9	$319.2
Replacement parts	189.4	163.0
Work-in-process	136.5	153.5
Raw materials and supplies	381.2	352.7
Inventories	$1,122.0	$988.4

Work-in-process inventory includes approximately $23 million and $36 million of substantially completed inventory awaiting installation of final components at June 30, 2023 and December 31, 2022, respectively.

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $65.7 million and $61.0 million at June 30, 2023 and December 31, 2022, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2023	December 31, 2022
Property	$54.0	$40.2
Plant	290.1	246.8
Equipment	427.6	418.9
Leasehold improvements	50.5	49.9
Construction in progress	65.4	92.9
Property, plant and equipment – gross	887.6	848.7
Less: Accumulated depreciation	(396.9)	(383.1)
Property, plant and equipment – net	$490.7	$465.6

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2022, gross	$208.2	$138.0	$346.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2022, net	185.0	99.4	284.4
Acquisitions	0.3	—	0.3
Foreign exchange effect and other	5.8	0.6	6.4
Balance at June 30, 2023, gross	214.3	138.6	352.9
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at June 30, 2023, net	$191.1	$100.0	$291.1

In connection with the MARCO acquisition, the Company recognized goodwill of $0.3 million. The goodwill associated with the transaction was attributable primarily to the assembled workforce and expected synergies from the business combination. The goodwill was assigned to the MP segment and is expected to be deductible for income tax purposes. See Note D – “Acquisitions” for additional information regarding the acquisition.

Intangible assets, net were comprised of the following (in millions):

		June 30, 2023			December 31, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.5	$(9.4)	$0.1	$9.3	$(9.2)	$0.1
Customer Relationships	17	35.4	(27.8)	7.6	34.8	(26.8)	8.0
Land Use Rights	80	3.9	(0.8)	3.1	4.0	(0.8)	3.2
Other	9	30.2	(24.2)	6.0	29.8	(23.7)	6.1
Total definite-lived intangible assets		$79.0	$(62.2)	$16.8	$77.9	$(60.5)	$17.4

In connection with the MARCO acquisition, the Company recognized customer relationships of $0.2 million with an estimated useful life of four years and trademarks of $0.3 million with an estimated useful life of ten years. See Note D – “Acquisitions” for additional information regarding the acquisition.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2023	2022	2023	2022
Aggregate Amortization Expense	$0.6	$0.6	$1.4	$1.2

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2023	$2.5
2024	2.3
2025	2.2
2026	2.0
2027	2.0

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $29.4 million and $22.5 million at June 30, 2023 and December 31, 2022, respectively. Commodity swaps outstanding at June 30, 2023 mature on or before November 30, 2024. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $151.8 million and $121.4 million at June 30, 2023 and December 31, 2022, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at June 30, 2023 mature on or before June 2024.

The Company had $60.9 million and $7.8 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at June 30, 2023 and December 31, 2022, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $363.8 million and $241.1 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at June 30, 2023 and December 31, 2022, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2023		December 31, 2022
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$0.1	$0.5	$—	$1.7
Cross currency swaps - net investment hedge	Other current assets	0.2	—	—	—
Commodity swaps	Other current assets	0.5	—	0.3	—
Cross currency swaps - net investment hedge	Other non-current assets	0.1	—	—	—
Foreign exchange contracts	Other current liabilities	(0.6)	(1.1)	(0.3)	(2.0)
Cross currency swaps - net investment hedge	Other current liabilities	(3.1)	—	(1.7)	—
Commodity swaps	Other current liabilities	(0.8)	—	(1.5)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(4.0)	—	(3.0)	—
Commodity swaps	Other non-current liabilities	(0.2)	—	(0.4)	—
Net derivative asset (liability)		$(7.8)	$(0.6)	$(6.6)	$(0.3)
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Income Statement Account	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Foreign exchange contracts	$—	$(0.4)	Cost of goods sold	$(0.2)	$(0.2)
Commodity swaps	0.8	4.1	Cost of goods sold	(1.1)	(2.9)
Cross currency swaps - net investment hedge	(0.7)	(1.7)	Selling, general and administrative expenses	—	—
Total	$0.1	$2.0	Total	$(1.3)	$(3.1)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Income Statement Account	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Foreign exchange contracts	$(0.1)	$—	Cost of goods sold	$0.1	$0.1
Commodity swaps	(5.1)	(6.9)	Cost of goods sold	2.3	7.3
Cross currency swaps - net investment hedge	3.0	3.7	Selling, general and administrative expenses	—	—
Total	$(2.2)	$(3.2)	Total	$2.4	$7.4

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,060.2)	$(2,017.2)	$(15.4)	$(30.3)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	(0.2)	(0.2)	—	—
Commodity swaps	(1.1)	(2.9)	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.4	1.2
Total	$(1.3)	$(3.1)	$0.4	$1.2

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Income Statement Accounts in which effects of cash flow hedges are recorded	$(864.2)	$(1,680.9)	$(11.8)	$(22.4)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	0.1	0.1	—	—
Commodity swaps	2.3	7.3	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.2	0.3
Total	$2.4	$7.4	$0.2	$0.3

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Income Statement Account	2023	2022	2023	2022
Foreign exchange contracts	Cost of goods sold	$(2.8)	$1.0	$(3.1)	$0.9
Foreign exchange contracts	Other income (expense) – net	(0.7)	(0.3)	0.3	(1.0)
	Total	$(3.5)	$0.7	$(2.8)	$(0.1)

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

See Note M - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of June 30, 2023, it is estimated that approximately $3 million of losses are expected to be reclassified into earnings in the next twelve months.

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

On May 8, 2023, the Company and certain of its subsidiaries entered into an Amendment No. 1 (“Amendment”) to the Credit Agreement, with the lenders and issuing banks party thereto and CSAG. The principal changes contained in the Amendment relate to the replacement of the adjusted LIBOR with term Secured Overnight Financing Rate.

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

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of June 30, 2023.

The Company had $134.5 million and $177.0 million of Revolver amounts outstanding at June 30, 2023 and December 31, 2022, respectively. The weighted average interest rate on the Revolver amounts was 6.84% and 6.10% at June 30, 2023 and December 31, 2022, respectively.

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

Letters of credit outstanding (in millions):

	June 30, 2023	December 31, 2022
$400 Million Facility	$—	$—
$300 Million Facility	71.1	70.4
Bilateral Arrangements	48.7	48.0
Total	$119.8	$118.4

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

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of June 30, 2023, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.93000	$558.0

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.1	$—	$—	$0.2	$—	$—	$0.3	$—	$—	$0.4	$—
Interest cost	0.5	1.1	—	0.3	0.7	—	0.9	2.2	—	0.6	1.4	—
Expected return on plan assets	—	(0.8)	—	—	(1.3)	—	—	(1.6)	—	—	(2.7)	—
Amortization of prior service cost	—	0.1	—	—	—	—	—	0.1	—	—	—	—
Amortization of actuarial (gain) loss	(0.1)	0.5	—	—	0.4	—	(0.1)	1.1	—	0.1	0.7	—
Net periodic cost	$0.4	$1.0	$—	$0.3	$—	$—	$0.8	$2.1	$—	$0.7	$(0.2)	$—

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 111 million ($23 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. While the Company believes the position of the state of Sao Paulo is without merit and continues to vigorously oppose it, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay ICMS and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of June 30, 2023 and December 31, 2022, the maximum exposure determined was $103.3 million and $121.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $5.5 million and $6.3 million at June 30, 2023 and December 31, 2022, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE M – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2023 and 2022. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2023					Three Months Ended June 30, 2022
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(261.1)	$(4.5)	$(3.0)	$(46.7)	$(315.3)	$(206.9)	$3.0	$(1.7)	$(42.9)	$(248.5)
Other comprehensive income (loss) before reclassifications	11.1	(1.0)	(0.2)	(1.5)	8.4	(72.0)	(0.3)	(1.2)	2.7	(70.8)
Amounts reclassified from AOCI	—	1.1	—	0.5	1.6	—	(1.9)	—	0.3	(1.6)
Net other comprehensive income (loss)	11.1	0.1	(0.2)	(1.0)	10.0	(72.0)	(2.2)	(1.2)	3.0	(72.4)
Ending balance	$(250.0)	$(4.4)	$(3.2)	$(47.7)	$(305.3)	$(278.9)	$0.8	$(2.9)	$(39.9)	$(320.9)

	Six Months Ended June 30, 2023					Six Months Ended June 30, 2022
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)	$(188.0)	$4.0	$—	$(44.5)	$(228.5)
Other comprehensive income (loss) before reclassifications	35.5	(0.5)	0.3	(2.5)	32.8	(90.5)	2.6	(2.9)	3.9	(86.9)
Amounts reclassified from AOCI	—	2.5	—	1.0	3.5	(0.4)	(5.8)	—	0.7	(5.5)
Net other comprehensive income (loss)	35.5	2.0	0.3	(1.5)	36.3	(90.9)	(3.2)	(2.9)	4.6	(92.4)
Ending balance	$(250.0)	$(4.4)	$(3.2)	$(47.7)	$(305.3)	$(278.9)	$0.8	$(2.9)	$(39.9)	$(320.9)
Stock-Based Compensation

During the six months ended June 30, 2023, the Company awarded 0.6 million shares of Restricted Stock Awards to its employees with a weighted average fair value of $59.42 per share. Approximately 60% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 27% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 13% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Six Months Ended June 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2023	736,644	$33.8
2022	2,298,050	$79.5

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders:

Year	First Quarter	Second Quarter
2023	$0.15	$0.15
2022	$0.13	$0.13

In July 2023, Terex’s Board of Directors declared a dividend of $0.17 per share, which will be paid on September 19, 2023 to the Company’s shareholders of record as of August 14, 2023.

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2023 outlook for earnings per share is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2023 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Receivables (net of allowance) plus Inventories, less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting ongoing operations of the business. Trailing three months annualized net sales is calculated using net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure we believe measures our resource use efficiency.

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

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. Our operations teams had excellent execution in the second quarter of 2023, demonstrating adaptability and flexibility to overcome the dynamic supply chain environment. Company-wide investments in new product development and continued deployment of digital customer and dealer solutions are important to help to deliver long-term growth. Our permanent Mexico facility continues to advance on time and on budget. In the first half of 2023, Genie began transferring product lines from our temporary facility to our new permanent facility in Monterrey. Our parts and service teams are investing in digital offerings for dealers and customers, including myTerex and Lift Connect.

Our performance in the second quarter of 2023 reflected strong, global customer demand in our businesses and excellent execution by our team members in a dynamic and challenging environment. Net sales of $1.4 billion were up 30% year-over-year as end-markets remained strong. Gross margins increased by 460 basis points in the quarter as volume, pricing, improved manufacturing efficiencies and expense discipline helped to offset cost increases. SG&A was 9.5% of sales and decreased by 60 basis points from the prior year period as business investment as well as marketing and engineering costs were coupled with continued expense management. Income from operations of $210 million was up 102% year-over-year. Operating margin of 15.0%, was up 540 basis points compared to the prior year period. This led to EPS more than doubling year-over-year to $2.35 in the second quarter of 2023 from our ongoing operations.

Overall, second quarter 2023 financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite continued macroeconomic volatility and lingering supply chain constraints. Although supplier on-time delivery has improved, it remains below historical norms. Our “hospital” inventories decreased by $25 million from the first quarter. However, we continued to have $23 million of “hospital” inventory at the end of the second quarter, a clear indication of the level of disruption we continue to face. Inflationary pressures are moderating, but overall costs continue to increase. In addition to inflationary pressures and supply chain constraints, our teams are also navigating volatile credit and interest rate markets. We continue to focus on assisting our customers in their efforts to obtain external financing solutions and monitor regional, customer and supplier risk.

MP had another strong quarter with net sales up 20% from the prior year period, driven by strong customer sentiment across multiple end-markets and geographies as well as price realization. The MP businesses continue to benefit from strong demand and dealers looking to replenish their inventory and rental fleets. Our mobile crushing and screening businesses are benefiting from the strength of aggregates and recycled materials. Growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. MP’s 17.0% operating margin for the quarter, up 50 basis points as compared to the prior year period, was driven by higher sales volume, favorable mix and improved manufacturing efficiencies. Although we are seeing some softness in European order activity, MP’s backlog of $1.1 billion remains healthy, supporting our outlook.

AWP’s second quarter 2023 net sales were up 38% compared to the prior year period, primarily driven by improved supply chain, higher demand and price realization necessary to mitigate rising costs. Utility product growth was strong in North America. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. In addition, the fundamentals of the North American and European replacement cycle are strong as fleets age and customers have strong utilization rates. Globally, increased adoption of aerial work platforms continues to improve labor efficiency and jobsite safety. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 16.2% in the second quarter of 2023 driven by higher sales volumes, manufacturing efficiencies, cost reduction initiatives, and disciplined pricing actions to offset higher costs. AWP continues to have a robust backlog of $2.7 billion. We have started moving multiple production lines throughout our global footprint and opening our new permanent facility in Monterrey, Mexico. While these moves are expected to have long-term benefits, we anticipate the moves will result in short-term manufacturing inefficiencies.

In the second quarter of 2023, our largest market remained North America, which represented approximately 60% of our global sales. As compared to the prior year period, sales were up double digits in every major geography, on a foreign currency neutral basis.

We continued to execute our disciplined capital allocation strategy in the second quarter of 2023 as we made strategic investments in our businesses and we returned capital to shareholders. In July 2023, our Board of Directors approved increasing our quarterly dividend by 13% to $0.17 per share. This follows a 15% increase we announced earlier this year. The 31% increase in our dividend since the start of 2023 reflects our continued confidence in our strong financial position. We generated $135 million of free cash flow in the second quarter, a $91 million improvement compared to the prior year period, driven by increased operating profit. We continued to invest in our businesses with capital expenditures and investments of $25 million, which was offset by $33 million of proceeds from the sale of our Oklahoma City facility. We continue to maintain ample liquidity and as of June 30, 2023, we had $763 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong for our products and services. However, it is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively. As a result of the strong execution by our team members in the second quarter and the strength of the customer backlog, we now expect EPS for the full-year of approximately $7.00 on sales of approximately $5.1 billion. Our sales outlook incorporates the latest dialogue with our customers and our suppliers and our current supply chain expectations.

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

In the calculation of ROIC, we adjust annualized effective tax rate to reflect management’s expectation of the full-year effective tax rate to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Our management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2023 was 28.2%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '23	Mar '23	Dec '22	Sep '22	Jun '22
Annualized effective tax rate as adjusted(1)	20.0%	20.0%	18.1%	18.1%
Income (loss) from operations	$209.9	$147.7	$120.8	120.8
Multiplied by: 1 minus annualized effective tax rate	80.0%	80.0%	81.9%	81.9%
Net operating income (loss) after tax	$167.9	$118.2	$98.9	$98.9
Debt	$736.7	$777.0	$775.5	$826.5	$828.2
Less: Cash and cash equivalents	(297.7)	(254.2)	(304.1)	(231.7)	(253.3)
Debt less Cash and cash equivalents	439.0	522.8	471.4	594.8	574.9
Stockholders’ equity	1,432.2	1,294.6	1,181.2	1,034.7	1,048.9
Debt less Cash and cash equivalents plus Stockholders’ equity	$1,871.2	$1,817.4	$1,652.6	$1,629.5	$1,623.8

(1) The annualized effective tax rate for each 2022 period represents the actual full-year 2022 effective tax rate.

June 30, 2023 ROIC	28.2%
NOPAT as adjusted (last 4 quarters)	$483.9
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$1,718.9

Six Months Ended June 30, 2023	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$325.0	$(55.3)	17.0%
Effect of adjustments:
Tax related	—	(9.7)
As adjusted	$325.0	$(65.0)	20.0%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared with Three Months Ended June 30, 2022

Consolidated

	Three Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,403.1	—	$1,077.1	—	30.3%
Gross profit	342.9	24.4%	212.9	19.8%	61.1%
SG&A expenses	133.0	9.5%	109.0	10.1%	22.0%
Income from operations	209.9	15.0%	103.9	9.6%	102.0%

Net sales for the three months ended June 30, 2023 increased $326.0 million when compared to the same period in 2022. The increase in net sales was primarily due to healthy demand for our products across multiple businesses and all major geographies and improved price realization necessary to mitigate rising costs. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $10 million.

Gross profit for the three months ended June 30, 2023 increased $130.0 million when compared to the same period in 2022. The increase was primarily due to incremental margin achieved on higher sales volume, price realization and improved manufacturing efficiencies.

SG&A expenses for the three months ended June 30, 2023 increased $24.0 million when compared to the same period in 2022 primarily due to inflation, incremental spend on new acquisitions and increased marketing, engineering and technology expenses. SG&A expenses were lower as a percent of sales when compared to the same period in 2022 due to strict expense management and higher sales.

Income from operations for the three months ended June 30, 2023 increased $106.0 million when compared to the same period in 2022. The increase was primarily due to incremental margin achieved on higher sales volume, price realization and improved manufacturing efficiencies, which was partially offset by cost increases.

Materials Processing

	Three Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$577.4	—	$480.7	—	20.1%
Income from operations	98.2	17.0%	79.5	16.5%	23.5%

Net sales for the three months ended June 30, 2023 increased $96.7 million when compared to the same period in 2022 primarily due to robust end-market demand for aggregates across all major geographies, concrete mixers and environmental equipment in North America and material handlers in Western Europe. Net sales were negatively impacted by changes in foreign exchange rates of approximately $9 million.

Income from operations for the three months ended June 30, 2023 increased $18.7 million when compared to the same period in 2022 primarily due to incremental margin achieved on higher sales volume, favorable mix and improved manufacturing efficiencies, partially offset by cost increases.

Aerial Work Platforms

	Three Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$824.9	—	$597.7	—	38.0%
Income from operations	133.6	16.2%	46.2	7.7%	189.2%

Net sales for the three months ended June 30, 2023 increased $227.2 million when compared to the same period in 2022 primarily due to higher demand resulting from end-market growth for aerial work platforms in all major geographies and utility products and telehandlers in North America, as well as price realization necessary to mitigate rising costs. Net sales were negatively impacted by changes in foreign exchange rates of approximately $1 million.

Income from operations for the three months ended June 30, 2023 increased $87.4 million when compared to the same period in 2022 primarily due to incremental margin achieved on higher sales volume, price realization, cost reduction initiatives and favorable manufacturing efficiencies, partially offset by cost increases.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$0.8	—	$(1.3)	—	161.5%
Loss from operations	(21.9)	*	(21.8)	*	(0.5)%
* Not a meaningful percentage

Interest Expense, Net of Interest Income

During the three months ended June 30, 2023, our interest expense, net of interest income, was $14.3 million, or $2.9 million higher when compared to the same period in 2022 primarily due to increased receivable sales at higher interest rates and an increase in our weighted average interest rate on revolving credit amounts, partially offset by higher interest income in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2023 and 2022 was an expense of $3.8 million and $3.3 million, respectively. The increase is due primarily to higher mark-to-market losses recorded on equity investments in the current year period compared to the same period in the prior year and increased non-service cost portion of pension expense, partially offset by foreign exchange transaction gains in the current year period compared to losses in the prior year period.

Income Taxes

During the three months ended June 30, 2023, we recognized income tax expense of $32.0 million on income of $191.8 million, an effective tax rate of 16.7%, as compared to income tax expense of $15.1 million on income of $89.2 million, an effective tax rate of 16.9%, for the three months ended June 30, 2022. The lower effective tax rate for the three months ended June 30, 2023 when compared with the three months ended June 30, 2022 is primarily due to lower tax expense on permanent items partially offset by higher tax related to geographic distribution of income.

Six Months Ended June 30, 2023 Compared with Six Months Ended June 30, 2022

Consolidated

	Six Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,638.8	—	$2,079.6	—	26.9%
Gross profit	$621.6	23.6%	$398.7	19.2%	55.9%
SG&A expenses	$264.0	10.0%	$220.3	10.6%	19.8%
Income from operations	$357.6	13.6%	$178.4	8.6%	100.4%

Net sales for the six months ended June 30, 2023 increased $559.2 million when compared to the same period in 2022. The increase in net sales was primarily due to healthy demand for our products across multiple businesses and all major geographies and improved price realization necessary to mitigate rising costs. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $52 million.

Gross profit for the six months ended June 30, 2023 increased $222.9 million when compared to the same period in 2022. The increase was primarily due to incremental margin achieved on higher sales volume, price realization and improved manufacturing efficiencies, partially offset by the negative impact of changes in foreign exchange rates.

SG&A expenses for the six months ended June 30, 2023 increased $43.7 million when compared to the same period in 2022 primarily due to inflation, incremental spend on new acquisitions and increased marketing, engineering and technology expenses. SG&A expenses were lower as a percent of sales when compared to the same period in 2022 due to strict expense management and higher sales.

Income from operations for the six months ended June 30, 2023 increased $179.2 million when compared to the same period in 2022. The increase was primarily due to incremental margin achieved on higher sales volume, price realization and improved manufacturing efficiencies, which was partially offset by cost increases and the negative impact of changes in foreign exchange rates.

Materials Processing

	Six Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,131.2	—	$933.4	—	21.2%
Income from operations	$183.5	16.2%	$144.0	15.4%	27.4%

Net sales for the MP segment for the six months ended June 30, 2023 increased $197.8 million when compared to the same period in 2022 primarily due to robust end-market demand for aggregates across all major geographies, concrete mixers and environmental equipment in North America and material handlers in Western Europe. Net sales were negatively impacted by changes in foreign exchange rates of approximately $36 million.

Income from operations for the six months ended June 30, 2023 increased $39.5 million when compared to the same period in 2022 primarily due to incremental margin achieved on higher sales volume, favorable mix and improved manufacturing efficiencies, partially offset by cost increases and the negative impact of changes in foreign exchange rates.

Aerial Work Platforms

	Six Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,510.8	—	$1,149.2	—	31.5%
Income from operations	$216.7	14.3%	$78.7	6.8%	175.3%

Net sales for the AWP segment for the six months ended June 30, 2023 increased $361.6 million when compared to the same period in 2022 primarily due to higher demand resulting from end-market growth for aerial work platforms in all major geographies and telehandlers and utility products in North America as well as price realization necessary to mitigate rising costs. Net sales were negatively impacted by changes in foreign exchange rates of approximately $16 million.

Income from operations for the six months ended June 30, 2023 increased $138.0 million when compared to the same period in 2022 primarily due to incremental margin achieved on higher sales volume, price realization, cost reduction initiatives and favorable manufacturing efficiencies, partially offset by cost increases.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(3.2)	—	$(3.0)	—	(6.7)%
Loss from operations	$(42.6)	*	$(44.3)	*	3.8%
* Not a meaningful percentage

Loss from operations for the six months ended June 30, 2023 decreased $1.7 million when compared to the same period in 2022. The decrease in operating loss is primarily due to a provision for litigation settlement on former product lines and restructuring charges and the negative impact of changes in foreign exchange rates in the prior year period.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2023, our interest expense, net of interest income, was $27.2 million, or $5.8 million higher when compared to the same period in 2022 due primarily to an increase in receivable sales and average borrowings at higher interest rates, partially offset by higher interest income in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2023 was an expense of $5.4 million, compared to $3.6 million in the same period in the prior year. The increase is due primarily to increased non-service cost portion of pension expense and higher mark-to-market losses recorded on equity investments in the current year period compared the same period in the prior year, partially offset by lower foreign exchange transaction losses in the current year period compared to the prior year period.

Income Taxes

During the six months ended June 30, 2023, we recognized income tax expense of $55.3 million on income of $325.0 million, an effective tax rate of 17.0%, as compared to income tax expense of $27.0 million on income of $153.4 million, an effective tax rate of 17.6%, for the six months ended June 30, 2022. The lower effective tax rate for the six months ended June 30, 2023 when compared with the six months ended June 30, 2022 is primarily due to lower tax expense on permanent items partially offset by higher tax related to geographic distribution of income.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the six months ended June 30, 2023 and 2022, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $2.3 million and $(0.4) million, respectively. The gain in the current year period primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses. The loss in the prior year related to our former mobile cranes business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At June 30, 2023, we had cash and cash equivalents of $298 million and undrawn availability under our revolving line of credit of $465 million, giving us total liquidity of approximately $763 million. During the six months ended June 30, 2023, our liquidity increased by approximately $36 million from December 31, 2022 primarily due to cash generated from operations and sale of capital assets, partially offset by capital expenditures, investments, share repurchases and dividends.

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

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic volatility resulting from supply chain constraints, inflationary pressures, foreign exchange rate volatility, geopolitical uncertainty and rising interest rates.
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

We had free cash flow of $134.8 million and $124.2 million for the three and six months ended June 30, 2023, respectively.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2023	Six Months Ended 6/30/2023
Net cash provided by (used in) operating activities	$120.7	$129.8
Capital expenditures, net of proceeds from sale of capital assets	14.1	(5.6)
Free cash flow (use)	$134.8	$124.2

Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2023, we sold, without material recourse, approximately $382 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 19.2% at June 30, 2023.

The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2023 (in millions):

Three Months Ended June 30, 2023
Net Sales	$1,403.1
x	4
Trailing Three Month Annualized Net Sales	$5,612.4

As of June 30, 2023
Inventories	$1,122.0
Receivables	681.2
Trade Accounts Payable	(690.3)
Customer Advances	(34.9)
Working Capital	$1,078.0

Revolving line of credit (the “Revolver”) borrowings at June 30, 2023 were $134.5 million. At June 30, 2023, the weighted average interest rate was 6.84% on the Revolver. For information regarding debt, see Note J – “Long-Term Obligations” in Notes to Condensed Consolidated Financial Statements.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by facilitating customer financing.

During the six months ended June 30, 2023, we repurchased 736,644 shares for $33.8 million leaving approximately $159 million available for repurchase under our share repurchase programs. In the first and second quarters of 2023, our Board of Directors declared a dividend of $0.15 per share, which was paid to the Company’s shareholders. In July 2023, our Board of Directors declared a dividend of $0.17 per share, which will be paid on September 19, 2023 to our shareholders of record as of August 14, 2023.

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

Cash Flows

Cash provided by operations was $129.8 million and $19.3 million for the six months ended June 30, 2023 and 2022, respectively. The increase in cash provided by operations was primarily driven by increased operating profitability in the current year.

Cash used in investing activities was $21.0 million and $54.8 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in cash used in investing activities relates primarily to lower capital expenditures and higher proceeds from the sale of capital assets, partially offset by higher acquisition and investment activity in the current year.

Cash used in financing activities was $119.0 million for the six months ended June 30, 2023, compared to cash provided by financing activities of $38.0 million for the six months ended June 30, 2022. The increase in cash used in financing activities was primarily due to higher debt repayments in the current year, partially offset by lower share repurchases in the current year.

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

At June 30, 2023, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2023 would have had approximately a $29 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended June 30, 2023.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At June 30, 2023, approximately 18% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.93%.

At June 30, 2023, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2023 would not have materially increased interest expense during the period.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. In the second quarter, inflationary pressure on certain purchased components were partially offset by declines in the cost of steel. However, tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, which has been extended through September 30, 2023, duty draw back and we continue to explore other mechanisms. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of June 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2023 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2023 - April 30, 2023	337,476	$44.44	321,809	$175,213
May 1, 2023 - May 31, 2023	305,990	$46.82	290,148	$161,651
June 1, 2023 - June 30, 2023	58,836	$48.32	55,942	$158,966
Total	702,302	$45.81	667,899	$158,966

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

During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

10.1
Amendment No. 1 dated as of May 8, 2023 to the Amended and Restated Credit Agreement dated as of April 1, 2021, among Terex Corporation, certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 8, 2023 and filed with the Commission May 10, 2023).

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

TEREX CORPORATION
(Registrant)

Date:	August 2, 2023	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	August 2, 2023	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)