Form 10-Q
period 2023-09-30
TEREX CORP
filed 2023-10-27
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 67.3 million as of October 24, 2023.

The Exhibit Index begins on page 41.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2023 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended September 30, 2023

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,290.1	$1,120.5	$3,928.9	$3,200.1
Cost of goods sold	(997.6)	(883.4)	(3,014.8)	(2,564.3)
Gross profit	292.5	237.1	914.1	635.8
Selling, general and administrative expenses	(129.3)	(116.3)	(393.3)	(336.6)
Income (loss) from operations	163.2	120.8	520.8	299.2
Other income (expense)
Interest income	2.1	1.1	5.2	2.1
Interest expense	(17.0)	(13.5)	(47.3)	(35.8)
Other income (expense) – net	0.7	(1.0)	(4.7)	(4.7)
Income (loss) from continuing operations before income taxes	149.0	107.4	474.0	260.8
(Provision for) benefit from income taxes	(29.8)	(25.6)	(85.2)	(52.6)
Income (loss) from continuing operations	119.2	81.8	388.8	208.2
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	(0.4)
Net income (loss)	$119.2	$81.8	$391.1	$207.8

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.77	$1.21	$5.75	$3.03
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.04	(0.01)
Net income (loss)	$1.77	$1.21	$5.79	$3.02
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.75	$1.20	$5.69	$2.99
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.03	—
Net income (loss)	$1.75	$1.20	$5.72	$2.99
Weighted average number of shares outstanding in per share calculation
Basic	67.4	67.8	67.6	68.8
Diluted	68.2	68.4	68.4	69.6

Comprehensive income (loss)	$67.2	$1.4	$375.4	$35.0

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2023	December 31, 2022
Assets
Current assets
Cash and cash equivalents	$352.3	$304.1
Receivables (net of allowance of $9.9 and $9.4 at September 30, 2023 and December 31, 2022, respectively)	645.1	547.5
Inventories	1,117.0	988.4
Prepaid and other current assets	130.1	122.0
Total current assets	2,244.5	1,962.0
Non-current assets
Property, plant and equipment – net	500.5	465.6
Goodwill	284.8	284.4
Intangible assets – net	15.8	17.4
Other assets	415.5	388.7
Total assets	$3,461.1	$3,118.1

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2.4	$1.9
Trade accounts payable	668.3	624.6
Other current liabilities	391.4	372.1
Total current liabilities	1,062.1	998.6
Non-current liabilities
Long-term debt, less current portion	706.3	773.6
Non-current operating leases	91.4	62.8
Other non-current liabilities	105.1	101.9
Total liabilities	1,964.9	1,936.9
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 84.6 and 84.0 shares at September 30, 2023 and December 31, 2022, respectively	0.9	0.9
Additional paid-in capital	888.0	881.6
Retained earnings	1,559.5	1,200.6
Accumulated other comprehensive income (loss)	(357.3)	(341.6)
Less cost of shares of common stock in treasury – 17.9 and 17.2 shares at September 30, 2023 and December 31, 2022, respectively	(594.9)	(560.3)
Total stockholders’ equity	1,496.2	1,181.2
Total liabilities and stockholders’ equity	$3,461.1	$3,118.1

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2022	66.8	$0.9	$881.6	$1,200.6	$(341.6)	$(560.3)	$1,181.2
Net income (loss)	—	—	—	112.6	—	—	112.6
Other comprehensive income (loss) – net of tax	—	—	—	—	26.3	—	26.3
Issuance of common stock related to compensation	0.6	—	9.5	—	—	—	9.5
Compensation under stock-based plans – net	—	—	(22.3)	—	—	1.5	(20.8)
Dividends	—	—	0.1	(10.3)	—	—	(10.2)
Acquisition of treasury stock	(0.1)	—	—	—	—	(4.0)	(4.0)
Balance at March 31, 2023	67.3	$0.9	$868.9	$1,302.9	$(315.3)	$(562.8)	$1,294.6
Net income (loss)	—	—	—	159.4	—	—	159.4
Other comprehensive income (loss) – net of tax	—	—	—	—	10.0	—	10.0
Issuance of common stock related to compensation	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	9.6	—	—	—	9.6
Dividends	—	—	0.2	(10.3)	—	—	(10.1)
Acquisition of treasury stock	(0.6)	—	—	—	—	(31.6)	(31.6)
Other	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2023	66.7	$0.9	$879.1	$1,452.0	$(305.3)	$(594.5)	$1,432.2
Net income (loss)	—	—	—	119.2	—	—	119.2
Other comprehensive income (loss) – net of tax	—	—	—	—	(52.0)	—	(52.0)
Compensation under stock-based plans – net	—	—	8.7	—	—	—	8.7
Dividends	—	—	0.2	(11.6)	—	—	(11.4)
Acquisition of treasury stock	—	—	—	—	—	(0.5)	(0.5)
Other	—	—	—	(0.1)	—	0.1	—
Balance at September 30, 2023	66.7	$0.9	$888.0	$1,559.5	$(357.3)	$(594.9)	$1,496.2

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2021	69.2	$0.9	$860.0	$936.9	$(228.5)	$(459.7)	$1,109.6
Net income (loss)	—	—	—	51.9	—	—	51.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.0)	—	(20.0)
Issuance of common stock related to compensation	0.5	—	16.3	—	—	—	16.3
Compensation under stock-based plans – net	0.1	—	(15.8)	—	—	1.0	(14.8)
Dividends	—	—	0.2	(9.3)	—	—	(9.1)
Acquisition of treasury stock	(0.5)	—	—	—	—	(19.8)	(19.8)
Balance at March 31, 2022	69.3	$0.9	$860.7	$979.5	$(248.5)	$(478.5)	$1,114.1
Net income (loss)	—	—	—	74.1	—	—	74.1
Other comprehensive income (loss) – net of tax	—	—	—	—	(72.4)	—	(72.4)
Issuance of common stock related to compensation	0.1	—	1.8	—	—	—	1.8
Compensation under stock-based plans – net	(0.1)	—	4.3	—	—	0.1	4.4
Dividends	—	—	0.2	(9.1)	—	—	(8.9)
Acquisition of treasury stock	(1.9)	—	—	—	—	(64.3)	(64.3)
Other	—	—	—	0.1	—	—	0.1
Balance at June 30, 2022	67.4	$0.9	$867.0	$1,044.6	$(320.9)	$(542.7)	$1,048.9
Net income (loss)	—	—	—	81.8	—	—	81.8
Other comprehensive income (loss) – net of tax	—	—	—	—	(80.4)	—	(80.4)
Issuance of common stock related to compensation	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	6.4	—	—	—	6.4
Dividends	—	—	0.2	(9.0)	—	—	(8.8)
Acquisition of treasury stock	(0.5)	—	—	—	—	(13.6)	(13.6)
Balance at September 30, 2022	66.9	$0.9	$874.0	$1,117.4	$(401.3)	$(556.3)	$1,034.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income (loss)	$391.1	$207.8
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	37.3	35.1
Stock-based compensation expense	25.8	22.9
Inventory and other non-cash charges	11.5	19.5
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(102.5)	(56.4)
Inventories	(167.8)	(234.0)
Trade accounts payable	59.9	91.5
Other assets and liabilities	21.9	44.8
Foreign exchange and other operating activities, net	(8.6)	(27.0)
Net cash provided by (used in) operating activities	268.6	104.2
Investing Activities
Capital expenditures	(71.6)	(78.8)
Proceeds from sale of capital assets	33.6	—
Acquisitions, net of cash acquired, and investments	(15.8)	(50.1)
Other investing activities, net	0.4	4.5
Net cash provided by (used in) investing activities	(53.4)	(124.4)
Financing Activities
Repayments of debt	(258.4)	(103.8)
Proceeds from issuance of debt	187.8	254.3
Share repurchases	(35.7)	(96.6)
Dividends paid	(31.8)	(26.8)
Other financing activities, net	(22.5)	(13.8)
Net cash provided by (used in) financing activities	(160.6)	13.3
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(6.4)	(28.3)
Net Increase (Decrease) in Cash and Cash Equivalents	48.2	(35.2)
Cash and Cash Equivalents at Beginning of Period	304.1	266.9
Cash and Cash Equivalents at End of Period	$352.3	$231.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2023 and for the three and nine months ended September 30, 2023 and 2022 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2022 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2022.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of results that may be expected for the year ending December 31, 2023.

Cash and cash equivalents include $2.1 million and $3.5 million at September 30, 2023 and December 31, 2022, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

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

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2022	$9.4
Provision for credit losses	1.2
Other (1)	(0.7)
Balance as of September 30, 2023	$9.9
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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2022	$43.9
Accruals for warranties issued during the period	27.7
Changes in estimates	4.6
Settlements during the period	(30.0)
Foreign exchange effect/other	(0.7)
Balance as of September 30, 2023	$45.5

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

AWP designs, manufactures, services and markets aerial work platform equipment, utility equipment and telehandlers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for construction and maintenance of transmission and distribution lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist customers in the acquisition of the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales
MP	$541.1	$457.9	$1,672.3	$1,391.3
AWP	751.0	662.6	2,261.8	1,811.8
Corporate and Other / Eliminations	(2.0)	—	(5.2)	(3.0)
Total	$1,290.1	$1,120.5	$3,928.9	$3,200.1
Income (loss) from operations
MP	$91.3	$66.8	$274.8	$210.8
AWP	93.6	63.5	310.3	142.2
Corporate and Other / Eliminations	(21.7)	(9.5)	(64.3)	(53.8)
Total	$163.2	$120.8	$520.8	$299.2

	September 30, 2023	December 31, 2022
Identifiable assets
MP	$1,863.3	$1,800.1
AWP	2,242.6	2,122.5
Corporate and Other / Eliminations	(644.8)	(804.5)
Total	$3,461.1	$3,118.1

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$243.2	$533.1	$4.3	$780.6	$189.9	$444.8	$7.4	$642.1
Western Europe	142.5	103.2	—	245.7	137.1	98.4	0.1	235.6
Asia-Pacific	105.4	64.4	—	169.8	95.0	65.9	0.5	161.4
Rest of World (1)	50.0	50.3	(6.3)	94.0	35.9	53.5	(8.0)	81.4
Total (2)	$541.1	$751.0	$(2.0)	$1,290.1	$457.9	$662.6	$—	$1,120.5

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $716.9 million and $568.6 million for the three months ended September 30, 2023 and 2022, respectively, attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$751.8	$1,551.0	$10.5	$2,313.3	$561.7	$1,226.8	$10.8	$1,799.3
Western Europe	457.6	366.7	0.1	824.4	431.8	293.0	0.3	725.1
Asia-Pacific	306.1	176.4	0.2	482.7	282.9	161.5	0.5	444.9
Rest of World (1)	156.8	167.7	(16.0)	308.5	114.9	130.5	(14.6)	230.8
Total (2)	$1,672.3	$2,261.8	$(5.2)	$3,928.9	$1,391.3	$1,811.8	$(3.0)	$3,200.1

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $2.1 billion and $1.6 billion for the nine months ended September 30, 2023 and 2022, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$527.6	$0.6	$528.2	$—	$505.5	$0.3	$505.8
Materials Processing Equipment	371.3	—	—	371.3	277.3	—	—	277.3
Specialty Equipment	169.4	—	0.3	169.7	179.7	—	0.3	180.0
Utility Equipment	—	143.3	—	143.3	—	116.7	—	116.7
Other (1)	0.4	80.1	(2.9)	77.6	0.9	40.4	(0.6)	40.7
Total	$541.1	$751.0	$(2.0)	$1,290.1	$457.9	$662.6	$—	$1,120.5

(1)     Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,597.0	$1.7	$1,598.7	$—	$1,344.5	$1.1	$1,345.6
Materials Processing Equipment	1,043.3	—	—	1,043.3	826.6	—	0.5	827.1
Specialty Equipment	625.1	—	0.9	626.0	562.4	—	1.0	563.4
Utility Equipment	—	428.6	—	428.6	—	343.3	—	343.3
Other (1)	3.9	236.2	(7.8)	232.3	2.3	124.0	(5.6)	120.7
Total	$1,672.3	$2,261.8	$(5.2)	$3,928.9	$1,391.3	$1,811.8	$(3.0)	$3,200.1

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended September 30, 2023, the Company recognized income tax expense of $29.8 million on income of $149.0 million, an effective tax rate of 20.0%, as compared to income tax expense of $25.6 million on income of $107.4 million, an effective tax rate of 23.8%, for the three months ended September 30, 2022. The lower effective tax rate for the three months ended September 30, 2023 when compared with the three months ended September 30, 2022 is primarily due to lower tax related to geographic distribution of income and lower expense on permanent items.

During the nine months ended September 30, 2023, the Company recognized income tax expense of $85.2 million on income of $474.0 million, an effective tax rate of 18.0%, as compared to income tax expense of $52.6 million on income of $260.8 million, an effective tax rate of 20.2%, for the nine months ended September 30, 2022. The lower effective tax rate for the nine months ended September 30, 2023 when compared with the nine months ended September 30, 2022 is primarily due to lower tax expense on permanent items.

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

See Note H – “Goodwill and Intangible Assets” for additional information regarding goodwill recognized as a result of this acquisition.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income (loss) from continuing operations	$119.2	$81.8	$388.8	$208.2
Gain (loss) on disposition of discontinued operations – net of tax	—	—	2.3	(0.4)
Net income (loss)	$119.2	$81.8	$391.1	$207.8
Basic shares:
Weighted average shares outstanding	67.4	67.8	67.6	68.8
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.77	$1.21	$5.75	$3.03
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.04	(0.01)
Net income (loss)	$1.77	$1.21	$5.79	$3.02
Diluted shares:
Weighted average shares outstanding – basic	67.4	67.8	67.6	68.8
Effect of dilutive securities:
Restricted stock awards	0.8	0.6	0.8	0.8
Diluted weighted average shares outstanding	68.2	68.4	68.4	69.6
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.75	$1.20	$5.69	$2.99
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.03	—
Net income (loss)	$1.75	$1.20	$5.72	$2.99

Non-vested restricted stock awards and restricted stock units (“Restricted Stock Awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. There were no weighted average Restricted Stock Awards outstanding during the three months ended September 30, 2023 that would have an anti-dilutive effect. Weighted average Restricted Stock Awards of approximately 0.5 million were outstanding during the three months ended September 30, 2022, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock Awards of approximately 0.3 million and 0.6 million were outstanding during the nine months ended September 30, 2023 and 2022, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2023	December 31, 2022
Finished equipment	$414.1	$319.2
Replacement parts	178.5	163.0
Work-in-process	134.0	153.5
Raw materials and supplies	390.4	352.7
Inventories	$1,117.0	$988.4

Work-in-process inventory includes approximately $20 million and $36 million of substantially completed inventory awaiting installation of final components at September 30, 2023 and December 31, 2022, respectively.

Reserves for lower of cost or net realizable value and excess and obsolete inventory were $65.5 million and $61.0 million at September 30, 2023 and December 31, 2022, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2023	December 31, 2022
Property	$61.6	$40.2
Plant	283.8	246.8
Equipment	450.6	418.9
Leasehold improvements	50.6	49.9
Construction in progress	55.3	92.9
Property, plant and equipment – gross	901.9	848.7
Less: Accumulated depreciation	(401.4)	(383.1)
Property, plant and equipment – net	$500.5	$465.6

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2022, gross	$208.2	$138.0	$346.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2022, net	185.0	99.4	284.4
Acquisitions	0.3	—	0.3
Foreign exchange effect and other	0.3	(0.2)	0.1
Balance at September 30, 2023, gross	208.8	137.8	346.6
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at September 30, 2023, net	$185.6	$99.2	$284.8

In connection with the MARCO acquisition, the Company recognized goodwill of $0.3 million in April 2023. The goodwill associated with the transaction was attributable primarily to the assembled workforce and expected synergies from the business combination. The goodwill was assigned to the MP segment and is expected to be deductible for income tax purposes. See Note D – “Acquisitions” for additional information regarding the acquisition.

Intangible assets, net were comprised of the following (in millions):

		September 30, 2023			December 31, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.2	$(9.1)	$0.1	$9.3	$(9.2)	$0.1
Customer Relationships	17	34.9	(28.0)	6.9	34.8	(26.8)	8.0
Land Use Rights	80	3.9	(0.8)	3.1	4.0	(0.8)	3.2
Other	9	29.9	(24.2)	5.7	29.8	(23.7)	6.1
Total definite-lived intangible assets		$77.9	$(62.1)	$15.8	$77.9	$(60.5)	$17.4

In connection with the MARCO acquisition, the Company recognized customer relationships of $0.2 million with an estimated useful life of four years and trademarks of $0.3 million with an estimated useful life of ten years in April 2023. See Note D – “Acquisitions” for additional information regarding the acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2023	2022	2023	2022
Aggregate Amortization Expense	$0.6	$0.7	$2.0	$1.9

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2023	$2.5
2024	2.3
2025	2.2
2026	2.0
2027	2.0

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $25.6 million and $22.5 million at September 30, 2023 and December 31, 2022, respectively. Commodity swaps outstanding at September 30, 2023 mature on or before November 30, 2024. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $216.0 million and $121.4 million at September 30, 2023 and December 31, 2022, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at September 30, 2023 mature on or before June 2024.

The Company had $23.6 million and $7.8 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at September 30, 2023 and December 31, 2022, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $410.2 million and $241.1 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at September 30, 2023 and December 31, 2022, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2023		December 31, 2022
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$0.6	$0.8	$—	$1.7
Cross currency swaps - net investment hedge	Other current assets	4.1	—	—	—
Commodity swaps	Other current assets	0.3	—	0.3	—
Cross currency swaps - net investment hedge	Other non-current assets	0.6	—	—	—
Foreign exchange contracts	Other current liabilities	—	(2.2)	(0.3)	(2.0)
Cross currency swaps - net investment hedge	Other current liabilities	(1.3)	—	(1.7)	—
Commodity swaps	Other current liabilities	(0.7)	—	(1.5)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(1.4)	—	(3.0)	—
Commodity swaps	Other non-current liabilities	—	—	(0.4)	—
Net derivative asset (liability)		$2.2	$(1.4)	$(6.6)	$(0.3)
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Income Statement Account	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Foreign exchange contracts	$0.8	$0.4	Cost of goods sold	$—	$(0.2)
Commodity swaps	(0.5)	3.6	Cost of goods sold	0.2	(2.7)
Cross currency swaps - net investment hedge	6.9	5.2	Selling, general and administrative expenses	—	—
Total	$7.2	$9.2	Total	$0.2	$(2.9)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Income Statement Account	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Foreign exchange contracts	$(0.2)	$(0.2)	Cost of goods sold	$—	$0.1
Commodity swaps	(4.0)	(10.9)	Cost of goods sold	(0.4)	6.9
Cross currency swaps - net investment hedge	2.4	6.1	Selling, general and administrative expenses	—	—
Total	$(1.8)	$(5.0)	Total	$(0.4)	$7.0

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Income Statement Accounts in which effects of cash flow hedges are recorded	$(997.6)	$(3,014.8)	$(17.0)	$(47.3)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	—	(0.2)	—	—
Commodity swaps	0.2	(2.7)	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	1.2	2.4
Total	$0.2	$(2.9)	$1.2	$2.4

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Income Statement Accounts in which effects of cash flow hedges are recorded	$(883.4)	$(2,564.3)	$(13.5)	$(35.8)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	—	0.1	—	—
Commodity swaps	(0.4)	6.9	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	—	0.3
Total	$(0.4)	$7.0	$—	$0.3

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Income Statement Account	2023	2022	2023	2022
Foreign exchange contracts	Cost of goods sold	$(6.8)	$(3.1)	$(9.9)	$(2.2)
Foreign exchange contracts	Other income (expense) – net	(3.3)	2.3	(3.0)	1.3
	Total	$(10.1)	$(0.8)	$(12.9)	$(0.9)

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

See Note M - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of September 30, 2023, it is estimated that approximately $2 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE J – LONG-TERM OBLIGATIONS

Credit Agreement

On January 31, 2017, the Company entered into a credit agreement with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent, to provide the Company with a multi-currency revolving line of credit and senior secured term loans. This was subsequently amended to include (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024. In prior periods, the Company prepaid in full the senior secured term loans prior to their maturity date to reduce the Company’s outstanding debt and lower its leverage. On April 1, 2021, the Company entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate.

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

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of September 30, 2023.

The Company had $106.0 million and $177.0 million of Revolver amounts outstanding at September 30, 2023 and December 31, 2022, respectively. The weighted average interest rate on the Revolver amounts was 7.01% and 6.10% at September 30, 2023 and December 31, 2022, respectively.

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

Letters of credit outstanding (in millions):

	September 30, 2023	December 31, 2022
$400 Million Facility	$—	$—
$300 Million Facility	69.6	70.4
Bilateral Arrangements	49.1	48.0
Total	$118.7	$118.4

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

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of September 30, 2023, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.89500	$537.0

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

	Three Months Ended September 30,						Nine Months Ended September 30,
	2023			2022			2023			2022
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.2	$—	$—	$0.2	$—	$—	$0.5	$—	$—	$0.6	$—
Interest cost	0.4	1.1	0.1	0.3	0.5	0.1	1.3	3.3	0.1	0.9	1.9	0.1
Expected return on plan assets	—	(0.8)	—	—	(1.1)	—	—	(2.4)	—	—	(3.8)	—
Amortization of prior service cost	—	—	—	—	—	—	—	0.1	—	—	—	—
Amortization of actuarial (gain) loss	—	0.6	(0.1)	0.1	0.2	—	(0.1)	1.7	(0.1)	0.2	0.9	—
Net periodic cost	$0.4	$1.1	$—	$0.4	$(0.2)	$0.1	$1.2	$3.2	$—	$1.1	$(0.4)	$0.1

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period, TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 112 million ($22 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. While the Company continues to strongly oppose the state of Sao Paulo and plans to assert vigorous defenses, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay the ICMS tax and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of September 30, 2023 and December 31, 2022, the maximum exposure determined was $89.5 million and $121.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $5.4 million and $6.3 million at September 30, 2023 and December 31, 2022, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE M – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2023 and 2022. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2023					Three Months Ended September 30, 2022
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(250.0)	$(4.4)	$(3.2)	$(47.7)	$(305.3)	$(278.9)	$0.8	$(2.9)	$(39.9)	$(320.9)
Other comprehensive income (loss) before reclassifications	(60.9)	7.1	(0.6)	1.8	(52.6)	(80.8)	(2.1)	(1.0)	2.9	(81.0)
Amounts reclassified from AOCI	—	0.1	—	0.5	0.6	—	0.3	—	0.3	0.6
Net other comprehensive income (loss)	(60.9)	7.2	(0.6)	2.3	(52.0)	(80.8)	(1.8)	(1.0)	3.2	(80.4)
Ending balance	$(310.9)	$2.8	$(3.8)	$(45.4)	$(357.3)	$(359.7)	$(1.0)	$(3.9)	$(36.7)	$(401.3)

	Nine Months Ended September 30, 2023					Nine Months Ended September 30, 2022
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)	$(188.0)	$4.0	$—	$(44.5)	$(228.5)
Other comprehensive income (loss) before reclassifications	(25.4)	6.6	(0.3)	(0.7)	(19.8)	(171.3)	0.5	(3.9)	6.8	(167.9)
Amounts reclassified from AOCI	—	2.6	—	1.5	4.1	(0.4)	(5.5)	—	1.0	(4.9)
Net other comprehensive income (loss)	(25.4)	9.2	(0.3)	0.8	(15.7)	(171.7)	(5.0)	(3.9)	7.8	(172.8)
Ending balance	$(310.9)	$2.8	$(3.8)	$(45.4)	$(357.3)	$(359.7)	$(1.0)	$(3.9)	$(36.7)	$(401.3)
Stock-Based Compensation

During the nine months ended September 30, 2023, the Company awarded 0.6 million shares of Restricted Stock Awards to its employees with a weighted average fair value of $59.42 per share. Approximately 61% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 26% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 13% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Nine Months Ended September 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2023	736,644	$33.8
2022	2,747,751	$92.9

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s shareholders:

Year	First Quarter	Second Quarter	Third Quarter
2023	$0.15	$0.15	$0.17
2022	$0.13	$0.13	$0.13

In October 2023, Terex’s Board of Directors declared a dividend of $0.17 per share, which will be paid on December 19, 2023 to the Company’s shareholders of record as of November 9, 2023.

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

Non-GAAP measures also include translation effect of foreign currency exchange rate changes on net sales, gross profit, selling, general & administrative (“SG&A”) expenses and operating profit.

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

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. Our operations teams executed well during the third quarter of 2023, maintaining their focus on improving deliveries to our customers and continuing with cost reduction and productivity improvement initiatives. Our investments in new product and technologies are important to help enable us to take advantage of sustainability trends such as recycling, electrification and decarbonization. Our permanent Mexico facility continues to advance on time and on budget. In the third quarter of 2023, our team members were focused on increasing production, starting up of our in-house paint system and process improvements at our new facility.

Our performance in the third quarter of 2023 reflected strong, global customer demand in our businesses and excellent execution by our team members in a dynamic and challenging environment. Net sales of $1.3 billion were up 15% year-over-year as end-markets remained strong. Gross margins increased by 150 basis points in the quarter as volume, pricing, improved manufacturing efficiencies and expense discipline helped to offset cost increases. SG&A was 10% of sales and decreased by 40 basis points from the prior year period as business investment as well as marketing and engineering costs were coupled with continued expense management. Income from operations of $163 million was up 35% year-over-year. Operating margin of 12.7%, was up 190 basis points compared to the prior year period. This led to EPS increasing 46% to $1.75 in the third quarter of 2023 from our ongoing operations.

Overall, third quarter 2023 financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite continued macroeconomic volatility and lingering supply chain constraints. Although supplier on-time delivery has improved, it remains below historical norms. However, we continued to have $20 million of “hospital” inventory at the end of the third quarter, a clear indication of the level of disruption we continue to face. Higher interest rates, inflation and geopolitical uncertainties have had an impact on Europe and we have seen slight softening in that market while demand in North America remains strong.

MP had another strong quarter with net sales up 18% from the prior year period, driven by strong demand for our aggregates, environmental and concrete products. The MP businesses also continue to benefit from dealers looking to replenish their inventory and rental fleets. Our mobile crushing and screening businesses are benefiting from the strength of aggregates and recycled materials. Growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. MP’s 16.9% operating margin for the quarter, up 230 basis points as compared to the prior year period, was driven by higher sales volume, favorable mix and improved manufacturing efficiencies. Although we are seeing some softness in European order activity, MP’s backlog of $0.9 billion remains healthy, supporting our outlook.

AWP’s third quarter 2023 net sales were up 13% compared to the prior year period, primarily driven by improved supply chain, higher demand and price realization necessary to mitigate rising costs. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. In addition, the fundamentals of the North American replacement cycle are strong as fleets age and customers have strong utilization rates. Globally, increased adoption of aerial work platforms continues to improve labor efficiency and jobsite safety. While our Utilities business is generally benefiting from electric grid expansion across the U.S., in the third quarter, this business was negatively impacted by inefficiencies due to supply chain issues, trade show expenses, and unfavorable product mix. AWP delivered operating margins of 12.5% in the third quarter of 2023 driven by higher sales volumes, manufacturing efficiencies, cost reduction initiatives and disciplined pricing actions to offset higher costs. AWP continues to have a robust backlog of $2.5 billion. We have started moving multiple production lines throughout our global footprint and opening our new permanent facility in Monterrey, Mexico. While these moves are expected to have long-term benefits, we anticipate the moves will result in short-term manufacturing inefficiencies. Lingering supply chain issues are also expected to negatively impact our Utilities business in the fourth quarter.

In the third quarter of 2023, our largest market remained North America, which represented approximately 61% of our global sales. As compared to the prior year period, sales were up double digits in North America and up single digits in Western Europe and Asia Pacific. On a foreign currency neutral basis, sales in Western Europe were down slightly.

We continued to execute our disciplined capital allocation strategy in the third quarter of 2023 as we made strategic investments in our businesses and we returned capital to shareholders. In July 2023, our Board of Directors approved increasing our quarterly dividend by 13% to $0.17 per share. This follows a 15% increase we announced earlier this year. The 31% increase in our dividend since the start of 2023 reflects our continued confidence in our strong financial position. We generated $106 million of free cash flow in the third quarter, double the free cash flow generated in the prior year period, driven by increased operating profit. We continue to invest in our businesses with year-to-date capital expenditures and investments of $87 million, which was offset by $33 million of proceeds from the sale of our Oklahoma City facility. We continue to maintain ample liquidity and as of September 30, 2023, we had $846 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong for our products and services. However, it is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively. As a result of the strong execution by our team members in the third quarter and the strength of the customer backlog, we now expect EPS for the full-year of approximately $7.05 on sales of approximately $5.15 billion. Our sales outlook incorporates the latest dialogue with our customers and our suppliers and our current supply chain expectations.

Subsequent Event

On October 12, 2023, John L. Garrison Jr. notified our Board of Directors of his intention to retire as Chairman, CEO and as a member of the Board, effective January 1, 2024. Mr. Garrison will continue as a consultant for Terex from January 1, 2024 through June 30, 2024. The Board has appointed Simon Meester, the current President AWP, to succeed Mr. Garrison as President and CEO, effective January 1, 2024. Mr. Meester has also been appointed a member of the Board effective January 1, 2024. Mr. Meester will not be a member of any committees of the Board.

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

In the calculation of ROIC, we adjust annualized effective tax rate to reflect management’s expectation of the full-year effective tax rate to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Our management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2023 was 29.2%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rates. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '23	Jun '23	Mar '23	Dec '22	Sep '22
Annualized effective tax rate as adjusted(1)	20.0%	20.0%	20.0%	18.1%
Income (loss) from operations	$163.2	$209.9	$147.7	120.8
Multiplied by: 1 minus annualized effective tax rate	80.0%	80.0%	80.0%	81.9%
Net operating income (loss) after tax	$130.6	$167.9	$118.2	$98.9
Debt	$708.7	$736.7	$777.0	$775.5	$826.5
Less: Cash and cash equivalents	(352.3)	(297.7)	(254.2)	(304.1)	(231.7)
Debt less Cash and cash equivalents	356.4	439.0	522.8	471.4	594.8
Stockholders’ equity	1,496.2	1,432.2	1,294.6	1,181.2	1,034.7
Debt less Cash and cash equivalents plus Stockholders’ equity	$1,852.6	$1,871.2	$1,817.4	$1,652.6	$1,629.5

(1) The annualized effective tax rate for Dec ’22 represents the actual full-year 2022 effective tax rate.

September 30, 2023 ROIC	29.2%
NOPAT as adjusted (last 4 quarters)	$515.6
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$1,764.7

Nine Months Ended September 30, 2023	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$474.0	$(85.2)	18.0%
Effect of adjustments:
Tax related	—	(9.6)
As adjusted	$474.0	$(94.8)	20.0%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared with Three Months Ended September 30, 2022

Consolidated

	Three Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,290.1	—	$1,120.5	—	15.1%
Gross profit	292.5	22.7%	237.1	21.2%	23.4%
SG&A expenses	129.3	10.0%	116.3	10.4%	11.2%
Income from operations	163.2	12.7%	120.8	10.8%	35.1%

Net sales for the three months ended September 30, 2023 increased $169.6 million when compared to the same period in 2022. The increase in net sales was primarily due to healthy demand for our products across multiple businesses in North America and improved price realization necessary to mitigate rising costs. Changes in foreign exchange rates positively impacted consolidated net sales by approximately $25 million.

Gross profit for the three months ended September 30, 2023 increased $55.4 million when compared to the same period in 2022. The increase was primarily due to incremental profit achieved on higher sales volume, improved manufacturing efficiencies and price realization.

SG&A expenses for the three months ended September 30, 2023 increased $13.0 million when compared to the same period in 2022 primarily due to inflation and increased marketing, engineering and technology expenses. SG&A expenses were lower as a percent of sales when compared to the same period in 2022 due to strict expense management and higher sales.

Income from operations for the three months ended September 30, 2023 increased $42.4 million when compared to the same period in 2022. The increase was primarily due to incremental profit achieved on higher sales volume, improved manufacturing efficiencies and price realization, partially offset by cost increases.

Materials Processing

	Three Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$541.1	—	$457.9	—	18.2%
Income from operations	91.3	16.9%	66.8	14.6%	36.7%

Net sales for the three months ended September 30, 2023 increased $83.2 million when compared to the same period in 2022 primarily due to robust end-market demand for aggregates across all major geographies as well as concrete products and environmental equipment in North America. Net sales were positively impacted by changes in foreign exchange rates of approximately $12 million.

Income from operations for the three months ended September 30, 2023 increased $24.5 million when compared to the same period in 2022 primarily due to incremental profit achieved on higher sales volume, favorable mix and improved manufacturing efficiencies.

Aerial Work Platforms

	Three Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$751.0	—	$662.6	—	13.3%
Income from operations	93.6	12.5%	63.5	9.6%	47.4%

Net sales for the three months ended September 30, 2023 increased $88.4 million when compared to the same period in 2022 primarily due to higher demand resulting from end-market growth for aerial work platforms, telehandlers and utility products in North America, as well as improvements in the Genie supply chain and price realization necessary to mitigate rising costs. Net sales were positively impacted by changes in foreign exchange rates of approximately $13 million.

Income from operations for the three months ended September 30, 2023 increased $30.1 million when compared to the same period in 2022 primarily due to incremental profit achieved on higher sales volume, price realization and cost reduction initiatives, partially offset by cost increases, including costs associated with the ramp-up of our Monterrey facility.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(2.0)	—	$—	—	*
Loss from operations	(21.7)	*	(9.5)	*	(128.4)%
* Not a meaningful percentage

Loss from operations for the three months ended September 30, 2023 increased $12.2 million when compared to the same period in 2022. The increase in operating loss is primarily due to changes in foreign exchange costs absorbed by our operating segments in the prior year period.

Interest Expense, Net of Interest Income

During the three months ended September 30, 2023, our interest expense, net of interest income, was $14.9 million, or $2.5 million higher when compared to the same period in 2022 primarily due to increased receivable sales at higher interest rates and an increase in our weighted average interest rate on revolving credit amounts, partially offset by higher interest income in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended September 30, 2023 and 2022 was income of $0.7 million and an expense of $1.0 million, respectively. The increase in income is due primarily to higher mark-to-market gains recorded on equity investments in the current year period compared to the same period in the prior year, partially offset by increased non-service cost portion of pension expense and foreign exchange transaction losses in the current year period compared to the prior year period.

Income Taxes

During the three months ended September 30, 2023, we recognized income tax expense of $29.8 million on income of $149.0 million, an effective tax rate of 20.0%, as compared to income tax expense of $25.6 million on income of $107.4 million, an effective tax rate of 23.8%, for the three months ended September 30, 2022. The lower effective tax rate for the three months ended September 30, 2023 when compared with the three months ended September 30, 2022 is primarily due to lower tax related to geographic distribution of income and lower expense on permanent items.

Nine Months Ended September 30, 2023 Compared with Nine Months Ended September 30, 2022

Consolidated

	Nine Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,928.9	—	$3,200.1	—	22.8%
Gross profit	$914.1	23.3%	$635.8	19.9%	43.8%
SG&A expenses	$393.3	10.0%	$336.6	10.5%	16.8%
Income from operations	$520.8	13.3%	$299.2	9.3%	74.1%

Net sales for the nine months ended September 30, 2023 increased $728.8 million when compared to the same period in 2022. The increase in net sales was primarily due to healthy demand for our products across multiple businesses and all major geographies and improved price realization necessary to mitigate rising costs. Changes in foreign exchange rates negatively impacted consolidated net sales by approximately $28 million.

Gross profit for the nine months ended September 30, 2023 increased $278.3 million when compared to the same period in 2022. The increase was primarily due to incremental profit achieved on higher sales volume, price realization and improved manufacturing efficiencies, partially offset by the negative impact of changes in foreign exchange rates.

SG&A expenses for the nine months ended September 30, 2023 increased $56.7 million when compared to the same period in 2022 primarily due to inflation, incremental spend on new acquisitions and increased marketing, engineering and technology expenses. SG&A expenses were lower as a percent of sales when compared to the same period in 2022 due to strict expense management and higher sales.

Income from operations for the nine months ended September 30, 2023 increased $221.6 million when compared to the same period in 2022. The increase was primarily due to incremental profit achieved on higher sales volume, price realization and improved manufacturing efficiencies, partially offset by cost increases and the negative impact of changes in foreign exchange rates.

Materials Processing

	Nine Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,672.3	—	$1,391.3	—	20.2%
Income from operations	$274.8	16.4%	$210.8	15.2%	30.4%

Net sales for the nine months ended September 30, 2023 increased $281.0 million when compared to the same period in 2022 primarily due to robust end-market demand for aggregates across all major geographies as well as concrete products and environmental equipment in North America. Net sales were negatively impacted by changes in foreign exchange rates of approximately $24 million.

Income from operations for the nine months ended September 30, 2023 increased $64.0 million when compared to the same period in 2022 primarily due to incremental profit achieved on higher sales volume and improved manufacturing efficiencies, partially offset by cost increases and the negative impact of changes in foreign exchange rates.

Aerial Work Platforms

	Nine Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,261.8	—	$1,811.8	—	24.8%
Income from operations	$310.3	13.7%	$142.2	7.8%	118.2%

Net sales for the nine months ended September 30, 2023 increased $450.0 million when compared to the same period in 2022 primarily due to higher demand resulting from end-market growth for aerial work platforms in all major geographies and telehandlers and utility products in North America as well as price realization necessary to mitigate rising costs.

Income from operations for the nine months ended September 30, 2023 increased $168.1 million when compared to the same period in 2022 primarily due to incremental profit achieved on higher sales volume, price realization and improved manufacturing efficiencies, partially offset by cost increases.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2023		2022
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(5.2)	—	$(3.0)	—	(73.3)%
Loss from operations	$(64.3)	*	$(53.8)	*	(19.5)%
* Not a meaningful percentage

Loss from operations for the nine months ended September 30, 2023 increased $10.5 million when compared to the same period in 2022. The increase in operating loss is primarily due to changes in foreign exchange costs absorbed by our operating segments in the prior year period.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2023, our interest expense, net of interest income, was $42.1 million, or $8.4 million higher when compared to the same period in 2022 due primarily to an increase in receivable sales and average borrowings at higher interest rates, partially offset by higher interest income in the current year period.

Other Income (Expense) – Net

Other income (expense) – net was an expense of $4.7 million for the nine months ended September 30, 2023 and 2022.

Income Taxes

During the nine months ended September 30, 2023, we recognized income tax expense of $85.2 million on income of $474.0 million, an effective tax rate of 18.0%, as compared to income tax expense of $52.6 million on income of $260.8 million, an effective tax rate of 20.2%, for the nine months ended September 30, 2022. The lower effective tax rate for the nine months ended September 30, 2023 when compared with the nine months ended September 30, 2022 is primarily due to lower tax expense on permanent items.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the nine months ended September 30, 2023 and 2022, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $2.3 million and $(0.4) million, respectively. The gain in the current year period primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses. The loss in the prior year related to our former mobile cranes business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At September 30, 2023, we had cash and cash equivalents of $352 million and undrawn availability under our revolving line of credit of $494 million, giving us total liquidity of approximately $846 million. During the nine months ended September 30, 2023, our liquidity increased by approximately $119 million from December 31, 2022 primarily due to cash generated from operations and sale of capital assets, partially offset by capital expenditures, share repurchases, dividends, and acquisitions and investments.

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

We had free cash flow of $106.4 million and $230.6 million for the three and nine months ended September 30, 2023, respectively.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2023	Nine Months Ended 9/30/2023
Net cash provided by (used in) operating activities	$138.8	$268.6
Capital expenditures, net of proceeds from sale of capital assets	(32.4)	(38.0)
Free cash flow (use)	$106.4	$230.6

Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2023, we sold, without material recourse, approximately $587 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 20.6% at September 30, 2023.

The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2023 (in millions):

Three Months Ended September 30, 2023
Net Sales	$1,290.1
x	4
Trailing Three Month Annualized Net Sales	$5,160.4

As of September 30, 2023
Inventories	$1,117.0
Receivables	645.1
Trade Accounts Payable	(668.3)
Customer Advances	(32.4)
Working Capital	$1,061.4

Revolving line of credit (the “Revolver”) borrowings at September 30, 2023 were $106.0 million. At September 30, 2023, the weighted average interest rate was 7.01% on the Revolver. For information regarding debt, see Note J – “Long-Term Obligations” in Notes to Condensed Consolidated Financial Statements.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by facilitating customer financing.

During the nine months ended September 30, 2023, we repurchased 736,644 shares for $33.8 million leaving approximately $159 million available for repurchase under our share repurchase programs.

Our Board of Directors declared a dividend of $0.15 per share in the first and second quarters of 2023 and $0.17 per share in the third quarter of 2023, which were paid to the Company’s shareholders. In October 2023, our Board of Directors declared a dividend of $0.17 per share, which will be paid on December 19, 2023 to our shareholders of record as of November 9, 2023.

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

Cash Flows

Cash provided by operations was $268.6 million and $104.2 million for the nine months ended September 30, 2023 and 2022, respectively. The increase in cash provided by operations was primarily driven by increased operating profitability in the current year.

Cash used in investing activities was $53.4 million and $124.4 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in cash used in investing activities relates primarily to higher proceeds from the sale of capital assets and lower acquisition and investment activity in the current year.

Cash used in financing activities was $160.6 million for the nine months ended September 30, 2023, compared to cash provided by financing activities of $13.3 million for the nine months ended September 30, 2022. The increase in cash used in financing activities was primarily due to higher debt repayments and lower debt borrowing in the current year, partially offset by lower share repurchases in the current year.

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

At September 30, 2023, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2023 would have had approximately a $41 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended September 30, 2023.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At September 30, 2023, approximately 15% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.73%.

At September 30, 2023, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2023 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. Our manufacturing operations continue to be adversely affected by material shortages and production delays as the continuity of supply was impacted by supplier capacity constraints, notably electronic components. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be adversely affected by material shortages and production delays through the remainder of 2023, though the extent of these disruptions is easing.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. In the third quarter, inflationary pressure on certain purchased components have continued while the cost of steel has modestly declined. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. Tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, which has been extended through December 31, 2023, duty draw back and we continue to explore other mechanisms. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of September 30, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2023 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2023 - July 31, 2023	1,144	$58.74	—	$158,966
August 1, 2023 - August 31, 2023	736	$62.95	—	$158,966
September 1, 2023 - September 30, 2023	5,870	$60.40	—	$158,966
Total	7,750	$60.40	—	$158,966

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

During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

10.1
Employment Letter from Terex Corporation signed by Simon Meester on October 12, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 12, 2023 and filed with the Commission on October 17, 2023).

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

TEREX CORPORATION
(Registrant)

Date:	October 27, 2023	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 27, 2023	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)