Form 10-K
period 2023-12-31
TEREX CORP
filed 2024-02-09
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2023
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3,927 million based on the last sale price on June 30, 2023.

Number of outstanding shares of common stock: 67.0 million as of February 6, 2024.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2023.
Forward-Looking Information
Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “will” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:
•our operations are subject to a number of potential risks that arise from operating a multinational business, including political and economic instability and compliance with changing regulatory environments;
•changes in the availability and price of certain materials and components, which may result in supply chain disruptions;
•consolidation within our customer base and suppliers;
•our business may suffer if our equipment fails to perform as expected;
•a material disruption to one of our significant facilities;
•our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve;
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
•our ability to integrate acquired businesses;
•our ability to successfully implement our strategy and the actual results derived from such strategy;
•increased cybersecurity threats and more sophisticated computer crime;
•increased regulatory focus on privacy and data security issues and expanding laws;
•our ability to attract, develop, engage and retain team members;
•possible work stoppages and other labor matters;
•litigation, product liability claims and other liabilities;
•changes in import/export regulatory regimes, imposition of tariffs, escalation of global trade conflicts and unfairly traded imports, particularly from China, could continue to negatively impact our business;
•compliance with environmental regulations could be costly and failure to meet sustainability expectations or standards or achieve our sustainability goals could adversely impact our business;
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

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2023

PART I

ITEM 1.    BUSINESS

GENERAL

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. Since that time, we have changed significantly, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. Today, Terex is a global manufacturer of materials processing machinery and aerial work platforms. We design, build and support products used in maintenance, manufacturing, energy, recycling, minerals and materials management, and construction applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support.

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

MATERIALS PROCESSING

Our MP segment designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use. We market our MP products principally under the following brand names and business lines: Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarapids®, CBI®, Simplicity®, Franna®, Terex Ecotec®, Finlay®, ProAll®, ZenRobotics®, Terex Washing Systems, Terex MPS, Terex Jaques®, Terex Advance®, ProStack®, Terex Bid-Well®, MDStm , MARCO® and Terex Recycling Systems.

MP has the following significant manufacturing operations:

•Mobile crushers are manufactured in Omagh, Northern Ireland;
•Mobile screens, washing systems and recycling systems are manufactured in Dungannon, Northern Ireland;
•Mobile crushers, mobile screens, base crushers, base screens, modular and wheeled crushing and screening plants, track conveyors, washing systems, rough terrain cranes and pick and carry cranes are manufactured in Hosur, India;
•Mobile and static crushing and screening equipment and base crushers are manufactured in Oklahoma City, Oklahoma;
•Static crushers, screens and telescopic conveyors are manufactured in Subang Jaya, Malaysia;
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
•Mobile and static trommel screens are manufactured in Monaghan, Ireland; and
•Bulk material handling conveyors are manufactured in Mount Vernon, Missouri.

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

We have a parts and logistics center located in North Bend, Washington for our AWP products. Additionally, a portion of our aerial and utility products parts business is conducted at a shared Terex facility in Southaven, Mississippi. Our European, Asian Pacific and Latin American parts and logistics operations are conducted through a combination of outsourced facilities and Terex managed operations.

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

TFS monitors directly or uses third-party appraisal companies to provide a basis to project future values of Terex used equipment in the secondary market sales channels. These secondary market sales channels may also be used for re-marketing any equipment which is returned at end of lease, or is repossessed in the case of a customer default. If equipment is received, TFS uses the resale channel which maximizes proceeds and/or mitigates risk for Terex and our funding partners.

BUSINESS STRATEGY

Terex is a manufacturer of specialized capital equipment and related services. Our goal is to design, manufacture and market equipment and services that provide superior life-cycle return on invested capital to our customers (“Customer ROIC”). Customer ROIC is a key focus of our organization and is central to our ability to generate returns for investors.

We operate our Company based on our value system, “The Terex Way”, which shapes the culture of our Company and reflects our collective commitment to and understanding of what it means to be a part of Terex. The Terex Way is based on six key values:

•Integrity: We do not sacrifice integrity for profit. We are transparent in all our business dealings. We are accountable to our team members, customers and stockholders for achieving our goals while protecting our reputation and assets.
•Respect: We provide a safe and healthy environment for our team members. We treat all people with dignity and respect. We value the differences in people’s thinking, backgrounds and cultures. We are committed to team member development.
•Improvement: We continuously search for new and better ways of doing things, eliminating waste and continually improving. We challenge the status quo and require stretch goals. We work in teams across boundaries to achieve common goals.
•Servant Leadership: We work to serve the needs of our customers, investors and team members. We nurture a culture of “chain of support” versus “chain of command.” We ask what we can do to help.
•Courage: We have the personal and professional courage to do the right thing and take risks that may cause us to win as well as to fail periodically. We make decisions and take action. We do not admonish failure, only failure to learn.
•Citizenship: We are good global, local and national citizens and good stewards of the environment and the communities where we live. We participate in making the world we live in a better place.

The Terex Way continues to guide us on how we conduct business with our stakeholders: team members, customers, stockholders, suppliers, our communities and many others. It drives our unwavering focus on Zero Harm Safety, strong governance, Diversity, Equity & Inclusion (“DEI”), responsible environmental stewardship and sustainability, and support for the communities where we live and work.

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

The “Innovate” theme focuses on purposeful development of step-change improvements in Terex offerings and in the efficiency with which these offerings are executed and supported. Innovation at Terex means doing things significantly better tomorrow than they have been done in the past by harnessing new thinking and applying technology in new and creative ways. Digitalization plays an important role in many of the innovations we pursue, but there are other aspects of this strategy that involve non-digital changes to the design of our products and improved ways of doing things. For example, we provide product solutions to help our customers achieve sustainability goals including electric and/or hybrid options.

The “Grow” theme is the outcome of doing “Execute” and “Innovate” well. We will successfully and profitably grow when we operate efficiently, apply new thinking in creating value for customers and take on new challenges through business investments (i.e. new category and geographic development). We also see a role for further growth via inorganic investments. Over the past three years, we have completed multiple transactions, adding scope and depth to our Company through acquisitions of new facilities and businesses and investments in companies. We continue to build and actively pursue our inorganic investment pipeline, with an eye towards adding new dimensions to the Company portfolio and applying our skills as a manager of specialized machinery businesses in new and complementary domains.

Our Disciplined Capital Allocation approach remains an important part of our overall strategy, including maintenance of an optimal capital structure (of approximately 2.5 average net debt to EBITDA over the cycle), growth investments, restructuring investments and efficient return of capital to stockholders via dividends and share repurchases.

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

BACKLOG

Our backlog as of December 31, 2023 and 2022 was as follows (in millions):

	December 31,
	2023	2022
MP	$767.5	$1,174.3
AWP	2,643.6	2,896.6
Total	$3,411.1	$4,070.9

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

Our overall backlog amounts at December 31, 2023 decreased $659.8 million from our backlog amounts at December 31, 2022, driven by improved customer deliveries. Backlog is still significantly above historical levels.

MP segment backlog at December 31, 2023 decreased approximately 35% from our backlog amounts at December 31, 2022. The decrease from 2022 was driven primarily by improved customer deliveries and lower bookings across our MP businesses as lead times decrease and MP backlog begins returning to historical levels.

AWP segment backlog at December 31, 2023 decreased approximately 9% from our backlog amounts at December 31, 2022. The decrease from 2022 was primarily driven by improved customer deliveries while bookings remain strong, primarily in North America.

DISTRIBUTION

MATERIALS PROCESSING

We distribute our MP products to customers through several channels including a global network of independent distributors, direct sales and rental companies.

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

RESEARCH, DEVELOPMENT AND ENGINEERING

We maintain engineering staff at our manufacturing locations to conduct research, development and engineering for site-specific products. We have also established competency centers that support entire segments from single locations in certain fields such as control systems. Our businesses assess global trends to understand future needs of our customers and help us decide which technologies to implement in future development projects. In addition, our engineering center in India supports our engineering teams worldwide through new product design, existing product design improvement and development of products for local markets. Continually monitoring our materials, manufacturing and engineering costs is essential to identifying possible savings, enabling us to leverage those savings to improve our competitiveness and our Customer ROIC. Our research, development and engineering expenses are primarily incurred to develop (i) additional applications and extensions of our existing product lines to meet customer needs, and take advantage of growth opportunities, and (ii) customer responsive enhancements and continuous cost improvements of existing products.

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

With the increased global awareness and customer demand for products that are not powered by carbon-based fuels, we continue to develop and incorporate alternative power solutions within our different product lines. Across our product range depending on product and application, various solutions are being deployed including battery-electric, fuel-electric hybrid and plug-in hybrids. In parallel to this, we continue to research and evaluate alternative lower and no-carbon energy alternatives, including partnering with technology companies and universities, that may become viable solutions for our products in the future. Approximately 70% of MP and Genie products offer electric and/or hybrid options.

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

COMPETITION

We face a competitive global manufacturing market for all of our products. We compete with other manufacturers based on many factors, particularly price, performance and product reliability. We generally operate under a best value strategy, where we attempt to offer our customers products designed to improve Customer ROIC through our quality by design process. However, in some instances, customers may prefer the pricing, performance or reliability aspects of a competitor’s product despite our product pricing or performance. We do not have a single competitor across our business segments. The following table shows the primary competitors, in alphabetical order, for our products in the following categories:

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

Materials Processing	Crushing & Screening Equipment	Astec Industries, Deere (Kleeman), Keestrack, Metso, Portafill, Rubble Master and Sandvik

	Washing Systems	Azfab, CDE Global, Matec, McLanahan, Metso, Phoenix Process Equipment, Superior and Weir/Trio

	Wood Processing, Biomass, Recycling Equipment and Trommels	Astec Industries, Bandit, Doppstadt, Eggersmann, Jenz, Komptech, Morbark and Vermeer

	Conveyors	Astec/Telestack, Deere (Kleeman), Edge, Metso/McCloskey, Puzzulona Thor, Superior and Weir/Trio

	Material Handlers	Atlas, Caterpillar, Liebherr and Sennebogen

	Concrete Pavers	Allen Engineering, Gomaco, Guntert & Zimmerman and Power Curbers

	Concrete Mixer Trucks	Beck Industrial, Con-Tech, Continental Mixer, McNeilus and Oshkosh

	Volumetric Concrete Mixers	Bay-lynx, Cemen Tech, Holcombe and Zimmerman

	Pick and Carry Cranes	Ace, Escorts, Humma and TIDD

	Rough Terrain Cranes	Kato, Liebherr, Link-Belt, Manitowoc (Grove), Sany, Tadano-Faun, XCMG and Zoomlion

	Tower Cranes	Comansa, Jaso, Liebherr, Manitowoc (Potain), Wolffkran, XCMG and Zoomlion

	Robotic Waste Sorting Technology	AMP Robotics, Max-Al, Steinert, Tomra and Waste Robotics

Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Dingli, Haulotte and Oshkosh (JLG)

	Boom Lifts	Dingli, Haulotte, JCB, Linamar (Skyjack), Manitou, MEC, Oshkosh (JLG), Sinoboom, XCMG and Zoomlion

	Scissor Lifts	Dingli, Haulotte, JCB, LGMG, Linamar (Skyjack), MEC, Oshkosh (JLG), Sinoboom, XCMG and Zoomlion

	Utility Equipment	Altec, Dur-A-Lift, Elliot Equipment, Palfinger, Posi+ and Time Manufacturing

	Telehandlers	JCB, Linamar (Skyjack), Manitou (Gehl), Merlo and Oshkosh (JLG)

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2023. In 2023, our largest customer accounted for less than 5% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 27% of our consolidated net sales. A material portion of AWP net sales is to national rental companies.

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

Use and operation of our equipment in an environmentally conscious manner is an important priority for us. We produce products that have lower greenhouse gas emissions in response to both regulatory initiatives and market demand. We continue to be active in the development of incorporating alternative power solutions within our different product lines and are investing in companies that develop alternative energy solutions. Globally, job site regulations have become increasingly stringent, requiring quieter equipment with lower or zero emissions. At the same time, for our Genie® equipment, more job sites are requiring machines capable of working both outdoors and indoors. Our customers want products that operate on battery electric and fuel-electric hybrid options. We were the first to market with an all-electric utility bucket truck, reducing emissions and noise as well as supporting our customers electrification and sustainability goals. Many Genie® lift models offer all-electric or fuel-electric hybrid options that deliver quiet, emission-free performance, which is necessary for indoor working environments, as well as city centers with noise and emission restrictions. We offer crushers and screens that can operate from electrical power supply lines to help reduce the use of fuel. Hybrid solutions are also available on select utility aerial devices, cranes, and mixer trucks that use battery power to perform certain equipment functions without the engine running. We have taken a lead on many of these developments within the industries we serve, and we will continue to evolve our approach to alternative, environmentally friendly equipment power as technical capabilities advance, solution economics improve, and customer demand for these solutions continues to increase.

Increasingly stringent laws and regulations dealing with the environmental aspects of the products we manufacture can result in significant expenditures in designing and manufacturing new forms of equipment that satisfy such new laws and regulations. Compliance with laws and regulations regarding safety and the environment has required, and will continue to require, us to make expenditures. We currently do not expect that these expenditures will have a material adverse effect on our business or results of operations.

SEASONAL FACTORS

Terex is a globally diverse company, supporting multiple end uses. Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending. Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). Non-seasonal macro factors are also important and can surpass seasonal influences in importance in some years. In 2024, we expect first and second half sales to be comparable to each other, with the second and third quarter sales modestly higher than first and fourth quarter sales.

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

HUMAN CAPITAL MANAGEMENT

SAFETY

The safety of our team is our number one priority. At Terex, safety is an absolute way of life. We are committed to Zero Harm, and we expect all team members to be committed to safety and continuous improvement in this area. Terex has set the goals of reaching a 0.4 lost time injury rate and 1.4 total recordable injury rate by the end of 2026. At the end of 2023, our lost time injury rate was 0.58 and our total recordable injury rate was 1.98. Our aspirational goal will always be zero injuries, but these goals represent milestones along our journey to Zero Harm.

TEAM MEMBER TALENT AND SUPPORT

Terex strives to attract, develop and retain outstanding talent to be part of our team. We have a diverse and highly engaged global workforce. Capable, highly skilled and diverse team members are key to our ability to implement our “Execute, Innovate, Grow” strategy.

As of December 31, 2023, we had approximately 10,200 team members, including approximately 4,200 team members in the U.S. Approximately one percent of our team members in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our team members to be good and we provide mechanisms such as surveys and helplines for our team members to provide their perspectives. In 2023, 89% of team members participated in our company-wide global engagement survey. Safety remained the highest rated survey category and we received positive net promoter scores.

We have a robust talent review process in which we assess talent strengths and opportunity areas, matching our team members’ career aspirations with the needs of the business. We offer a wide range of training programs to support team members in their current roles and in achieving advancement opportunities. Our core curriculum of Terex Success Programs are designed for all of our team members from individual contributors to front line supervisors to managers and executives. These programs are grounded in The Terex Way and help participants build key skills and competencies. Business specific leadership programs are also conducted in each of our segments and additional training programs are offered around specific topics such as safety, DEI, technical skills, financial fundamentals, compliance, cybersecurity and harassment prevention.

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

DIVERSITY, EQUITY AND INCLUSION

We are committed to recruiting, engaging, developing, and retaining diversity at all levels of our global workforce. We encourage, value, and support team members of every race, gender, age, ability, religion, orientation, identity, and experience. We firmly believe that diversity of background, thought, and experience cultivates innovation and better decision-making.

Our culture is defined by our Terex Way Values – Integrity, Respect, Improvement, Servant Leadership, Courage, and Citizenship. Our values are the driving force behind our commitment to maintain an inclusive, supportive, equitable, and safe workplace for all team members.

We know that diversity alone is not sufficient. We strive to be fair and impartial in our decisions, ensuring equity within our workplace. We are also committed to creating a culture of inclusion, which starts with the tangible, intentional actions that all Terex team members – regardless of title or tenure - must make to ensure our team members feel safe, supported, and valued. In 2023, we have built on these efforts by delivering unconscious bias training and developmental webinars, promoting our Terex Affinity Groups, encouraging Company-wide accountability with our Terex-specific inclusion statements, and creating our DEI Site Roadmaps. The DEI Site Roadmaps provide step-by-step guidance for our sites to enhance recruitment, engagement, development, and retention for all team members at Terex.

As is typical of the manufacturing industry, women are often under-represented. Our Company has a long-standing, vibrant, global initiative to increase representation of women throughout our workforce. We require diverse candidate slates and support women through mentoring, training, and development opportunities. We also use our talent review process to identify qualified women for their next role(s) within our organization, including implementing meaningful development plans. In 2023 we updated our goals to increase representation in the following four areas by 2030: women in leadership (to 24%), women in management (to 25%), women in line roles (like operations, engineering and sales) (to 20%) and all women globally (to 24%).

In 2020, we expanded our primary DEI focus areas to include race and ethnicity, to ensure that members of under-represented groups have a sense of belonging and can thrive within our organization. Our current 2030 goals for minority representation in the U.S. are 17% in leadership, 18% in management, and 26% in indirect manufacturing and selling, general & administrative (“SG&A”) roles.

Additionally, back in 2022, we introduced a component to our annual incentive plan focused on the achievement of specific DEI metrics. Overall, we have seen significant progress in our DEI metrics and have set the 2030 goals detailed above to reflect our continued commitment.

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “Investor Relations” – “Financial Reporting”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “Investor Relations” – “Governance”, free of charge, our Audit Committee Charter, Compensation and Human Capital Committee Charter, Governance, Nominating and Corporate Responsibility Committee Charter, Corporate Governance Guidelines, Disclosure Committee Charter and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

Our operations are subject to a number of potential risks. Such risks principally include:
•uncertainties and instability in global and regional economic conditions, including changes related to market conditions caused by heightened inflation, potential economic recessions, and significant interest rate fluctuations;
•ongoing political instability and uncertainties, including, but not limited to, the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S. and other actual or anticipated military or political conflicts;
•terrorist activities and the U.S. and international response thereto;
•wage inflation, labor shortages and labor unrest;
•trade protection measures and currency exchange controls;
•changes in tax laws or interpretations, tax rates and tax legislation;
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
•health epidemics or new pandemics; and
•natural disasters.

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

Changes in the availability and price of certain materials and components have resulted and could result in significant disruptions to the supply chain causing manufacturing inefficiencies, increased costs and lower profits.

We obtain materials and manufactured components from third-party suppliers. Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. The cost and availability of these materials, components and final assemblies have varied significantly in the past several years. While we have seen improvements in certain areas of the supply chain, it is still not operating at optimal levels and additional fluctuations and disruptions are possible due to demand changes, inflation, geopolitical and economic uncertainty, regulatory and policy instability, the imposition of duties and tariffs (including on certain Chinese origin goods) and trade agreements/barriers, freight availability and costs, wage increases and labor shortages. In an effort to mitigate this, the Company has increased the prices of our products, recouped tariffs through duty drawback and exclusions, and worked with suppliers to ensure optimum pricing and inventory levels. However, if customers are unwilling to accept price increases in the Company’s products and the Company is unable to recover a substantial portion of increased costs from our suppliers, or through duty draw-back/exclusions, or otherwise offset the increased costs, then continued or increased fluctuations in costs of materials or inflation generally and continued supply chain challenges could have a material adverse effect on the Company’s results of operation, profitability, free cash flows, and financial condition.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, global logistics network challenges and cost increases, labor shortages and disputes, wage increases, rising inflation, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Global logistics network challenges include shortages of shipping containers, ocean freight capacity constraints, international port delays, trucking and chassis shortages, railway and air freight capacity, rising inflation, wage increases and labor availability constraints, which have resulted in delays, shortages of key manufacturing components, increased order backlogs, and increased transportation costs. While we experienced some supply chain improvements in 2023, we could in the future again experience significant disruption of the supply of some of our parts, materials, components and final assemblies that we obtain from suppliers or subcontractors. We continue to actively monitor and mitigate our supply chain risk, but there can be no assurance that our mitigation plans will be effective. Any delay or disruptions in receiving supplies have resulted and could further result in manufacturing inefficiencies caused by us having to wait for parts to arrive on production lines, could impair our ability to deliver products to our customers and delay sales, and, accordingly, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

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

Our business may suffer if our equipment fails to perform as expected.

If our equipment does not perform as expected or should we or any government safety regulator determine that a safety or other defect or noncompliance exists with respect to our equipment, we may receive warranty claims, need to perform a safety recall campaign, or need to delay product deliveries, the costs of which could become substantial. It could also lead to product liability, breach of warranty, and other claims. As a manufacturer of equipment, we must manage the cost and risk associated with product warranties, repairs and recalls, regulatory penalties, product liability, breach of warranty, and other claims with respect to our products. We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty obligations. We base our estimate for warranty reserves on our historical experience and other related assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected. In addition, any actual or perceived defect or quality issue in our products could lead to negative public perceptions about the safety of our products and could cause harm to our overall business, reputation, financial condition and operating results.

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

Financial and General Economy Risks

Our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve.

Demand for our products is affected by the general strength of the economies in which we sell our products, customers’ perceptions concerning the timing of economic cycles, customers’ replacement or repair cycles, prevailing interest rates, residential and non-residential construction spending, government spending priorities, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. The last several years have been marked by geopolitical instability, including the conflict between Russia and Ukraine as well as Israel and Hamas, social concerns, supply chain and freight constraints, pandemic, labor shortages and wage increases, high inflation, high interest rates, foreign currency exchange volatility, and continuing concerns of possible recessions, all of which have increased ongoing economic uncertainty and instability in the global markets. This instability can make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Some of our customers also depend substantially on government funding of highway construction, maintenance and other infrastructure projects. Policies of governments attempting to address local deficit or structural economic issues could have a material impact on our customers and markets. There is an expectation of significant infrastructure and government spending, including in relation to the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

While we expect sales to remain stable in 2024, we cannot provide any assurance that there will not be global economic weakness or a recession based on the above uncertainties or other unknown factors. If economic conditions in the U.S., Europe and other key markets do not show continued stability or improvement, we may experience negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments.

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

Additionally, the reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Indian Rupee, Australian Dollar and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, fluctuations in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated in our guidance and have a material adverse effect on our business or results of operations.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

Our credit agreement and other debt agreements contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. As of December 31, 2023, we are in compliance with the financial covenants. However, increases in our debt, increases in our interest expense or decreases in our earnings could cause us to fail to comply with these financial covenants. Failing to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operations and debt service capability.

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

Servicing our debt requires a significant amount of cash. Our ability to generate sufficient cash depends on numerous factors beyond our control and our business may not generate sufficient cash flow from operating activities. Our ability to make payments on, and refinance, our debt and fund planned capital expenditures will depend on our ability to generate cash in the future. To some extent, this is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control, including high interest rates. Lower sales, or uncollectible receivables, generally will reduce our cash flow. We cannot assure that our business will generate sufficient cash flow from operations, or future borrowings will be available to us under our credit facility or otherwise, in an amount sufficient to fund our liquidity needs.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2023, there can be no assurance this will continue to occur.

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

High interest rates could have a dampening effect on the financial condition of some of our customers and their ability to repay credit obligations. As a result, some of our customers may need to cancel existing orders and some may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

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

Competition and Strategic Performance Risks

The industry in which we operate is highly competitive and subject to pricing pressure; if we fail to compete effectively, both in product offerings and price, demand for our products may decrease and our business could suffer.

Our industry is highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. To compete successfully, our products must excel in terms of quality, reliability, durability, productivity, price, features, ease of use, safety and comfort, and we must provide excellent customer service and support. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products.

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

In response to changes in customer preferences concerning global climate changes, sustainability and related changes in regulations, we may continue to face greater pressure to develop products that generate less greenhouse gas emissions. Like many manufacturers, we foresee sales of electric-powered vehicles and hybrid equipment becoming increasingly important and we continue to actively develop and offer more electric powered and lower emission products. We are at risk of losing competitive advantages if we do not accurately predict, prepare for and respond to customer demands for new innovations with respect to electric-powered vehicles or mobile equipment and other technologies that minimize emissions, or if we are unable to do so on a cost-effective basis.

We may face limitations on our ability to integrate acquired businesses.

From time to time, we may engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We consummated a variety of acquisitions in the past three years and anticipate making additional acquisitions in the future including acquisitions that could be substantial in size. Our ability to realize the anticipated benefits of any purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate any acquired businesses. The risks associated with integrating acquired businesses include:

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
•we may experience problems in retaining customers; and
•a large acquisition could stretch our resources and divert management’s attention from the existing operations.

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

Each business in our Company is unique, but all businesses are managed to the “Execute, Innovate, Grow” operating framework. This is part of our continuing strategy to deliver long-term growth and earnings to our stockholders. We have made, and continue to make, significant investments in these strategic initiatives. However, we cannot provide any assurance that we will be able to realize the full anticipated benefits of these initiatives. Although “Execute, Innovate, Grow” is expected to improve future operating margins and revenue growth, if we are unable to achieve expected benefits from these initiatives or are unable to complete them without material disruption to our businesses, the timing and amount of benefits may not be as expected and could adversely impact the Company’s competitive position, financial condition, profitability and/or cash flows.

Information Technology Risks

Increased cybersecurity threats and more sophisticated computer crime may pose a risk to our systems, networks, products and services.

We rely extensively on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication. Operating these information technology systems and networks and processing and maintaining related data in a secure manner, is critical to our business operations and strategy. We continuously seek to maintain a robust program of information security and controls, but these systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. The current cyber threat environment continues to indicate increased risk for all companies, with cyber-attacks expanding in both frequency and sophistication. Like other global companies, we have experienced cyber threats and incidents in our systems and those of our third-party providers, and we have experienced viruses and attacks targeting our information technology systems and networks, although none have had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, identification and protection of critical assets, insider risk, third-party risk and cyber defense operations. While these measures are designed to reduce the risk of a breach or failure of our information technology systems, no security measures or countermeasures can guarantee that the Company will not experience a significant information security incident in the future. A failure of or breach in information technology security, particularly through malicious cyber-attacks, could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in misstated financial information, regulatory action, fines and litigation, reputational damage, and other potential liabilities, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

Increasing regulatory focus on privacy and data security issues and expanding laws could expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide is rapidly evolving and is likely to continue to remain uncertain for the foreseeable future. We collect and transfer personal data as part of our business processes and activities. This data is subject to a variety of U.S., E.U. and other international laws and regulations, including oversight by various regulatory or other governmental bodies. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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

As of December 31, 2023, we employed approximately 10,200 team members worldwide and approximately one percent of our team members in the U.S. are represented by labor unions. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in dealing with our workforce.

Legal, Regulatory & Compliance Risks

We face litigation and product liability claims and other liabilities.

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during use, misuse or operation of our products. We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. We obtain insurance coverage for catastrophic losses as well as those risks where insurance is required by law or contract. We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition.

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

We have been able to mitigate a portion of the effects of tariffs through the U.S. government’s duty draw-back mechanism and will further partially mitigate the impact through the U.S. Government’s tariff exclusion process, which has been extended through May 31, 2024, on certain components. However, if we are unable to recover a substantial portion of increased costs from our customers and suppliers or duty draw-back, our business or results of operations could be adversely affected.

The Coalition of American Manufacturers of Mobile Access Equipment, an alliance of mobile access equipment producers in the U.S. of which we are a member, pursued anti-dumping and countervailing cases against unfairly traded Chinese imports of mobile access equipment. The U.S. Department of Commerce has issued countervailing and anti-dumping duty rates on mobile access equipment from China. If these duties are not enough to offset the subsidies provided by the Chinese government to Chinese mobile access equipment manufacturers and/or if the duties are modified as a result of any appeal process, we may continue to operate at a disadvantage to Chinese manufacturers. This could result in reduced demand for our products in the U.S. and have an adverse effect on our business or results of operations. Similarly, in 2023, the European Commission, began an anti-dumping investigation into imported mobile access equipment producers from China, following official complaint by several of our competitors. If duties are not granted as a result of such investigation, or if any duties granted are not sufficient, it could result in reduced demand for our products in the E.U. and have an adverse effect on our business or results of operation.

Compliance with environmental regulations could be costly and failure to meet sustainability expectations or standards or achieve our sustainability goals could adversely affect our reputation, business, results of operations, financial condition, or stock price.

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

Recently, there is an increased focus, including by governmental and non-governmental organizations, investors and other stakeholders, and more attention on sustainability matters. Such matters include, but are not limited to, reducing greenhouse gas emissions and climate-related risks; DEI; responsible sourcing and supply chain; human rights and social responsibility; and corporate governance and oversight. Given our commitment to sustainability, we actively manage all of these issues. We have a senior vice president position with responsibility for sustainability matters, additional dedicated employee resources, and cross-functional/business teams to further develop and implement sustainability related initiatives and requirements. In October 2023, we released our latest sustainability report, which provides expanded coverage and case studies of our sustainability commitment to team members, customers, investors, and the community at large. It details how sustainability is integral to our strategic business priorities, including product innovation and solutions that enable our customers to operate in safe and sustainable ways, and the practices that we have implemented at our locations that reduce negative impacts on the environment, as well as our goal of a 15% reduction in greenhouse gas emissions and energy intensity by year-end 2024.

Concern over climate change and sustainability also continues to result in new legal and regulatory requirements designed to mitigate the effects of climate change on the environment, including the European Union’s European Sustainability Reporting Standards and Corporate Sustainability Reporting Directive, California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act, and similar regulations under consideration by the SEC. We are experiencing, and expect to continue to experience, increased compliance burdens and associated costs to meet the new regulatory obligations.

We have devoted and expect to have to continue to devote significant expenditures in designing and manufacturing new forms of equipment that satisfy new laws/regulations and market expectations related to greenhouse gas emission reductions. We devote significant time and resources to programs that are consistent with our corporate values and are designed to protect and preserve our reputation as a good corporate citizen. These goals, commitments, and targets reflect our current plans and are not guarantees that we will be able to achieve them. Maintaining a strong reputation with team members, customers, investors, stakeholders and communities is critical to the success of our business. Any failure, or perceived failure (whether or not valid), to act responsibly with respect to the environment, to achieve our sustainability goals, to maintain sustainability practices, to comply with emerging sustainability regulations, or to meet investor or customer expectations related to sustainability concerns, could harm our reputation, adversely impact our ability to attract and retain qualified and talented team members and customers, expose us to increased scrutiny from the investment community and enforcement authorities, reduce our stock price, have an adverse effect on our future financial results and cause harm to our business.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

We must comply with all applicable laws, including the Foreign Corrupt Practices Act and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct compliance risk reviews and assessments, have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and perform reputational due diligence on certain third parties that transact Terex business. However, we cannot assure you that our policies, procedures and programs always will protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero-tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event we believe or have reason to believe our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated our anti-corruption policy or applicable anti-corruption laws, we investigate or have outside counsel investigate relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of anti-corruption laws could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business and results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations imposed by the SEC.”

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 1C.    CYBERSECURITY

Terex bases its enterprise-wide cybersecurity program on the National Institute of Standards and Technology’s Cybersecurity Framework to ensure our cybersecurity measures are rigorous, adaptable, transparent and aligned with best practices in the industry. We take a comprehensive approach to cybersecurity risks, with a multi-layered cybersecurity strategy based on prevention, detection and mitigation. Primary responsibility within management for assessing, monitoring and managing our cybersecurity risks and program rests with our Vice President (“VP”) Cybersecurity and Senior Vice President (“SVP”) Chief Digital Officer. Our VP Cybersecurity has significant cybersecurity education/training and many years of industry experience in the field of cybersecurity. In addition, our SVP Chief Digital Officer offers added in-depth knowledge with significant experience leading technology teams. Terex also has a Global Cybersecurity Group (“GCG”), consisting of management and non-management team members, that is tasked with the continuous development and implementation of information security policies and controls.

Terex utilizes the concept of defense in depth and deploys multiple layers of controls across operations to manage cybersecurity risk. Our GCG monitors and evaluates our cybersecurity infrastructure and performance on an ongoing basis through regular assessments, vulnerability scans, penetration tests and threat intelligence feeds, enabling Terex to identify, prioritize, and effectively manage risks. Additionally, our GCG engages an external third party to complete an annual red team penetration test to assess our preparedness. We apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We also provide awareness training to our team members to help identify, avoid and mitigate cybersecurity threats. Our team members with network access participate annually in required training, including spear phishing and other awareness training. Terex also conducts at least one cyber-incident tabletop exercise annually in collaboration with outside counsel, cybersecurity insurance carriers and/or other third parties. Our Senior Director, Risk Management, works closely with our VP Cybersecurity and information technology department to ensure we are aligned and covered with respect to any cybersecurity insurance coverage needs and overall risk management strategies.

Before initiating a third-party service provider, Terex’s GCG performs a thorough assessment of its cyber security measures including a review of the third-party provider’s information security policy, service organization control report(s), architectural diagram(s) and an overview of its cyber security program. It is also our practice to negotiate breach notification clauses into our IT vendor contracts for vendors who are hosting or storing any Terex information.

Terex maintains a variety of policies, plans and procedures that carefully detail the roles and responsibilities of those involved in monitoring, addressing and reporting any cybersecurity incidents, enabling Terex to respond efficiently and effectively, and to minimize any risks or impact to the business or customers. The VP Cybersecurity keeps members of senior management continually informed of any cybersecurity incidents, ensuring they are promptly and appropriately handled. The VP Cybersecurity also keeps the SVP Chief Digital Officer, Chief Executive Officer and other members of our senior management informed of the Company’s overall cybersecurity posture and potential risks.

The Board of Directors is cognizant of the critical value of managing cybersecurity threat risks and is updated on such matters accordingly. Cybersecurity risks are reviewed by the Board of Directors, at least annually, as part of our enterprise risk management process and as part of a separate update by our SVP Chief Digital Officer. The Audit Committee assists the Board of Directors with its oversight of cybersecurity risks and the steps taken by the Company to monitor and mitigate such cybersecurity risks. The VP Cybersecurity and SVP Chief Digital Officer provide regular, periodic reports to the Audit Committee on cybersecurity metrics and matters. Senior management also keeps the Board of Directors apprised of cybersecurity incidents and related materiality assessments as appropriate.

Terex has experienced cyber incidents in the normal course of business; however, no prior cybersecurity incident has had a material adverse effect on Terex’s business, strategy, results of operations, financial condition or reputation. For more information on the cybersecurity threats and risks we face, see Part I, Item 1A. – Risk Factors.

ITEM 2.    PROPERTIES

As of December 31, 2023, our principal manufacturing, distribution, service and office facilities comprised a total of approximately seven million square feet of space worldwide. The following table outlines the principal manufacturing, distribution, service and office facilities owned, leased or utilized through logistics service agreement (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Norwalk, Connecticut (1)	MP (Continued)	Fort Wayne, Indiana
	Schaffhausen, Switzerland (1)		Olds, Alberta Canada(1)
Multiple Business Segments	Southaven, Mississippi (1)		Bad Schönborn, Germany
	Changzhou, China		Brisbane, Australia (1)
	Roosendaal, Netherlands (2)		Crespellano, Italy
MP	Oklahoma City, Oklahoma (1)		Fontanafredda, Italy (1)
	Louisville, Kentucky		Monaghan, Republic of Ireland
	Durand, Michigan		Mount Vernon, Missouri
	Coalville, England		Jiading, China
	Hosur, India (1)	AWP	Moses Lake, Washington (1)
	Subang Jaya, Malaysia (1)		North Bend, Washington (1)
	Ballymoney, Northern Ireland		Redmond, Washington (1)
	Campsie, Northern Ireland		Bothell, Washington (1)
	Dungannon, Northern Ireland		Umbertide, Italy
	Omagh, Northern Ireland (1)		Darra, Australia (1)
	Cookstown, Northern Ireland		Watertown, South Dakota
	Newton, New Hampshire		Huron, South Dakota
	Canton, South Dakota		Monterrey, Mexico
(1)These facilities are either partially or fully leased or subleased.
(2)This facility is utilized for the distribution of parts sales under a logistics service agreement.
We also have additional non-principal locations, owned or leased, for new machine and parts sales, manufacturing, distribution, service and office space worldwide.

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

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol TEX. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In February 2024, Terex’s Board of Directors declared a dividend of $0.17 per share, which will be paid on March 19, 2024 to the Company’s stockholders of record as of March 8, 2024. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board of Directors may deem relevant.

As of February 6, 2024, there were 485 registered stockholders of record of our common stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our common stock, the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P Industrial Machinery Index for the period commencing December 31, 2018 through December 31, 2023. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

We believe that our diversified portfolio of businesses, which evolves in accordance with acquisitions, dispositions and other transactions, is better benchmarked against the S&P Industrial Machinery Index for comparison prospectively rather than a self-selected peer group of individual companies.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Terex Corporation, the S&P 500 Index
and the S&P 500 Industrial Machinery & Supplies & Components Index

$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Terex Corporation
S&P 500
S&P 500 Industrial Machinery & Supplies & Components

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/18	12/19	12/20	12/21	12/22	12/23
Terex Corporation	100.00	109.68	129.28	164.44	162.05	220.56
S&P 500	100.00	131.49	155.68	200.37	164.08	207.21
S&P Industrial Machinery & Components	100.00	136.87	157.91	194.16	165.21	208.28
Copyright© 2023 Standard & Poor's, a division of S&P Global. All rights reserved.
Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2023 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2023 – October 31, 2023	148,979	$48.47	148,129	$151,793
November 1, 2023 – November 30, 2023	300,798	$48.52	299,841	$137,246
December 1, 2023 – December 31, 2023	105,691	$50.83	102,600	$132,050
Total	555,468	$48.95	550,570	$132,050
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

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. We design, build and support products used in maintenance, manufacturing, energy, recycling, minerals and materials management, and construction applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, Australia and Asia and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) MP and (ii) AWP.

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

Non-GAAP measures also include translation effect of foreign currency exchange rate changes on net sales, gross profit, SG&A expenses and operating profit.

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2024 outlook for earnings per share is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full year 2024 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

Working capital is calculated using the Consolidated Balance Sheet amounts for Receivables (net of allowance) plus Inventories, less Trade accounts payable and Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting ongoing operations of the business. Trailing three months annualized net sales is calculated using net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure we believe measures our resource use efficiency.

Non-GAAP measures also include Net Operating Profit After Tax (“NOPAT”) and effective tax rate as adjusted, which is used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Safety remains our top priority; driven by Think Safe – Work Safe – Home Safe. All Terex team members contributed to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. Our operations teams executed well during 2023, maintaining their focus on improving deliveries to our customers and continuing with cost reduction and productivity improvement initiatives. We continued our investment in technology and new product development, which are important to help enable us to take advantage of sustainability trends such as recycling, electrification and decarbonization. Company-wide investments in new product development and continued deployment of digital customer and dealer solutions are important to help deliver long-term growth. Our permanent Mexico facility continues to advance on time and on budget.

Our performance in 2023 reflected strong, global customer demand in our businesses and excellent execution by our team members in a dynamic and challenging environment. Net sales of $5.2 billion were up 17% year-over-year as end-markets remained strong. Gross margins increased by 310 basis points in the year as volume, pricing, improved manufacturing efficiencies and expense discipline helped to offset cost increases. Income from operations of $637 million was up 52% year-over-year. Operating margin of 12.4% was up 290 basis points compared to the prior year period.

Overall, 2023 financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite continued macroeconomic volatility and lingering supply chain constraints. Although supplier on-time delivery has improved, it remains below historical norms. While our “hospital” inventory decreased from the prior year to $25 million at the end of 2023, we continue to face disruption, highlighting the challenges our team members continue to navigate and overcome. Higher interest rates, inflation and geopolitical uncertainties have had an impact in Europe and we have seen slight softening in that market while demand in North America remains strong.

MP had another strong year with net sales up 15% from the prior year, driven by strong demand for our aggregates, environmental and concrete products. The MP businesses also continued to benefit from dealers looking to replenish their inventory and rental fleets. Our mobile crushing and screening businesses are benefiting from the strength of aggregates and recycled materials. Growth of environmental and waste recycling solutions is driving demand for our wood processing, biomass and recycling equipment. MP’s 16.1% operating margin for the year, up 80 basis points as compared to the prior year, was driven by higher sales volume, favorable mix and improved manufacturing efficiencies. Although we are seeing some softness in European order activity, MP’s backlog of $768 million remains healthy, supporting our 2024 outlook.

AWP’s 2023 net sales were up 18% compared to the prior year period, primarily driven by improved supply chain, higher demand and price realization necessary to mitigate rising costs. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. In addition, our Genie business will benefit from positive North American demand, while demand in Europe is softening. We also expect to benefit from the replacement cycle, high utilization rates and increased adoption from emerging markets such as India. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 12.7% in 2023, an improvement of 480 basis points, driven by higher sales volumes, manufacturing efficiencies, cost reduction initiatives and disciplined pricing actions to offset higher costs. AWP continues to have a robust backlog of $2.6 billion, supporting our 2024 outlook. In 2024, we will continue to move multiple production lines throughout our global footprint. While these moves are expected to have long-term benefits, we anticipate they will result in short-term manufacturing inefficiencies.

In 2023, our largest market remained North America, which represented approximately 59% of our global sales. As compared to the prior year, sales were up in all major geographies, with sales up double digits in North America.

We generated $366 million of free cash flow in 2023, more than double the free cash flow generated in the prior year, driven by increased operating profit. We continued to execute our disciplined capital allocation strategy in 2023 as we made strategic investments in our businesses and we returned capital to shareholders. We continued to invest in our businesses with 2023 capital expenditures and investments of $151 million. In 2023, our Board of Directors approved two increases to our quarterly dividend, which equaled a 31% increase in our dividend since the start of 2023 reflecting our continued confidence in our strong financial position. We returned over $100 million to shareholders for the second year in a row. In 2023, we returned $104 million to shareholders, including $61 million in share repurchases and $43 million in dividend payments. We continue to maintain ample liquidity and as of December 31, 2023, we had $971 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong for our products and services. However, it is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively. We expect EPS for 2024 of $6.85 to $7.25 on net sales of $5.1 to $5.3 billion. Our sales outlook incorporates the latest dialogue with our customers and our suppliers and our current supply chain expectations.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by one minus the full year 2023 effective tax rate as adjusted. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

In the calculation of ROIC, we adjusted the effective tax rate for a one-time tax benefit derived from recording of a deferred tax asset in relation to our Swiss operations to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Our management and Board of Directors use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2023 was 28.5%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec '23	Sep '23	Jun '23	Mar '23	Dec '22
Effective tax rate as adjusted	18.2%	18.2%	18.2%	18.2%
Income (loss) from operations	$115.7	$163.2	$209.9	$147.7
Multiplied by: 1 minus effective tax rate as adjusted	81.8%	81.8%	81.8%	81.8%
Net operating income (loss) after tax	$94.6	$133.5	$171.7	$120.8
Debt	$623.2	$708.7	$736.7	$777.0	$775.5
Less: Cash and cash equivalents	(370.7)	(352.3)	(297.7)	(254.2)	(304.1)
Debt less Cash and cash equivalents	252.5	356.4	439.0	522.8	471.4
Stockholders’ equity	1,672.3	1,496.2	1,432.2	1,294.6	1,181.2
Debt less Cash and cash equivalents plus Stockholders’ equity	$1,924.8	$1,852.6	$1,871.2	$1,817.4	$1,652.6

December 31, 2023 ROIC	28.5%
NOPAT as adjusted (last 4 quarters)	$520.6
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$1,823.7

Twelve Months Ended December 31, 2023	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of the full year 2023 effective tax rate:
As reported	579.7	(63.0)	10.9%
Effect of adjustments:
Tax related to Swiss deferred tax asset	—	(42.3)
As adjusted	$579.7	$(105.3)	18.2%

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Exhibit 15 (a) (1) and (2) Financial Statements and Financial Statement Schedules of this Annual Report on Form 10-K. This section of our Annual Report on Form 10-K generally discusses 2023 and 2022 and provides a year-over-year comparison of 2023 and 2022. Discussions of 2021 and year-over-year comparison of 2022 and 2021 are not included in this document and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

Consolidated

	2023		2022		2021
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2023 vs 2022
	($ amounts in millions)
Net sales	$5,151.5	—	$4,417.7	—	$3,886.8	—	16.6%
Gross profit	1,176.6	22.8%	871.2	19.7%	757.4	19.5%	35.1%
SG&A expenses	540.1	10.5%	451.2	10.2%	429.4	11.0%	19.7%
Income from operations	636.5	12.4%	420.0	9.5%	328.0	8.4%	51.5%

Net sales for the year ended December 31, 2023 increased $733.8 million when compared to 2022. The increase in net sales was primarily due to healthy demand for our products across multiple businesses and all major geographies as well as improvements in the supply chain and price realization necessary to mitigate rising costs.

Gross profit for the year ended December 31, 2023 increased $305.4 million when compared to 2022. The increase was primarily due to incremental profit achieved on higher sales volume, price realization, improved manufacturing efficiencies and cost reduction initiatives.

SG&A expenses for the year ended December 31, 2023 increased $88.9 million when compared to 2022 primarily due to inflation, increased marketing, engineering, technology and incentive compensation expenses as well as incremental spend on new acquisitions.

Income from operations for the year ended December 31, 2023 increased by $216.5 million when compared to 2022. The increase was primarily due to incremental profit achieved on higher sales volume, price realization, improved manufacturing efficiencies and cost reduction initiatives, partially offset by SG&A cost increases.

Materials Processing

	2023		2022		2021
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2023 vs 2022
	($ amounts in millions)
Net sales	$2,227.0	—	$1,941.6	—	$1,691.8	—	14.7%
Income from operations	358.6	16.1%	297.8	15.3%	240.9	14.2%	20.4%

Net sales for the year ended December 31, 2023 increased by $285.4 million when compared to 2022 primarily due to robust end-market demand for aggregates across all major geographies as well as concrete products and environmental equipment in North America.

Income from operations for the year ended December 31, 2023 increased $60.8 million when compared to 2022 primarily due to incremental profit achieved on higher sales volume and improved manufacturing efficiencies, partially offset by SG&A cost increases.

Aerial Work Platforms

	2023		2022		2021
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2023 vs 2022
	($ amounts in millions)
Net sales	$2,921.7	—	$2,483.6	—	$2,178.8	—	17.6%
Income from operations	371.3	12.7%	196.2	7.9%	152.1	7.0%	89.2%

Net sales for the year ended December 31, 2023 increased $438.1 million when compared to 2022 primarily due to healthy demand for aerial work platforms in all major geographies and telehandlers and utility products in North America as well as improvements in the supply chain and price realization necessary to mitigate rising costs.

Income from operations for the year ended December 31, 2023 increased $175.1 million when compared to 2022 primarily due to incremental profit achieved on higher sales volume, price realization, improved manufacturing efficiencies and cost reduction initiatives, partially offset by SG&A cost increases.

Corporate and Other / Eliminations

	2023		2022		2021
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2023 vs 2022
	($ amounts in millions)
Net sales	$2.8	—	$(7.5)	—	$16.2	—	137.3%
Loss from operations	(93.4)	*	(74.0)	*	(65.0)	*	(26.2)%
* Not a meaningful percentage

Loss from operations for the year ended December 31, 2023 increased $19.4 million when compared to 2022. The increase in operating loss is primarily due to accelerated vesting of stock compensation awards in 2023 and foreign exchange costs allocated to our operating segments in 2022.

Other

	2023	2022	2021
				% Change in Reported Amounts 2023 vs 2022
	($ amounts in millions)
Interest (expense), net of interest income	$(55.7)	$(46.3)	$(47.8)	(20.3)%
Loss on early extinguishment of debt	—	(0.3)	(29.4)	*
Other income (expense) – net	(1.1)	(6.8)	13.0	83.8%
(Provision for) benefit from income taxes	(63.0)	(66.4)	(46.3)	5.1%
Gain (loss) on disposition of discontinued operations – net of tax	1.3	(0.2)	3.4	*
* Not a meaningful percentage

Interest Expense, Net of Interest Income

During the year ended December 31, 2023, interest expense, net of interest income, was $55.7 million or $9.4 million higher when compared to the same period in 2022 due primarily to an increase in receivable sales and higher interest rates, partially offset by higher interest income and no term loan interest in the current year period.

Loss on Early Extinguishment of Debt

During the year ended December 31, 2023, there was no loss on early extinguishment of debt compared to a loss of $0.3 million in 2022 due to prepayment of term loans in the prior period.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2023 was an expense of $1.1 million, compared to $6.8 million in the same period in 2022. The decrease in expense was primarily due to mark-to-market gains recorded on an equity investment in 2023 compared to losses recorded in 2022, partially offset by higher non-service cost portion of pension expense in 2023.

Income Taxes

During the year ended December 31, 2023, we recognized income tax expense of $63.0 million on income of $579.7 million, an effective tax rate of 10.9%, as compared to income tax expense of $66.4 million on income of $366.6 million, an effective tax rate of 18.1%, for the year ended December 31, 2022. The lower effective tax rate for the year ended December 31, 2023 when compared to the year ended December 31, 2022 was primarily due to one-time tax benefit derived from recording of a deferred tax asset in relation to our Swiss operations.

Gain (Loss) on Disposition of Discontinued Operations – Net of Tax

During the years ended December 31, 2023 and 2022, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $1.3 million and $(0.2) million, respectively. The gain in 2023 primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses. The loss in 2022 primarily related to the sale of our former mobile cranes business in 2019.

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

Inventories – In valuing inventory, we are required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at the lower of cost or net realizable value (“NRV”). These assumptions require us to analyze the aging of and forecasted demand for our inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding excess and obsolete (“E&O”) inventory. Future product sales prices, pricing trends and margins are based on historical experience and actual orders received. Our judgments and estimates for E&O inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires us to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence our judgment and related estimates include general economic conditions in markets where our products are sold, new equipment price fluctuations, actions of our competitors, including introduction of new products and technological advances, as well as new products and design changes we introduce. We make adjustments to our inventory reserves based on identification of specific situations and increase our inventory reserves accordingly. As further changes in future economic or industry conditions occur, we may revise estimates that were used to calculate our inventory reserves.

If actual conditions are less favorable than those we have projected, we will increase our reserves for lower of cost or NRV, E&O inventory accordingly. Any increase in our reserves will adversely impact our results of operations. Establishment of a reserve for lower of cost or NRV, E&O inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold.

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

Goodwill – We test goodwill at the reporting unit level for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying value. Our annual impairment test date is the first day of our fiscal fourth quarter. We consider whether each component of an operating segment meets the criteria for a reporting unit. However, we aggregate two or more components of an operating segment into a single reporting unit if the components have similar economic characteristics.

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

We evaluate the net realizable value of our deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of our deferred tax assets. “Character” refers to the type (ordinary income versus capital gain) as well as the source (foreign vs. domestic) of the income we generate. “Timing” refers to the period in which future income is expected to be generated. Timing is important because, in certain jurisdictions, net operating losses or other tax attributes expire if not used within an established statutory time frame. We record a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not.

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

We do not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on differences between financial reporting basis and tax basis of our non-U.S. subsidiaries where such differences are reinvested and, in our opinion, will continue to be indefinitely reinvested. We do not record deferred income taxes on the temporary difference between the book and tax basis in domestic subsidiaries where permissible. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to our investment in non-U.S. subsidiaries is not practicable. If earnings of foreign subsidiaries are not considered indefinitely reinvested, foreign income and withholding, U.S. federal or state income taxes may have to be provided.

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

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At December 31, 2023, we had cash and cash equivalents of $371 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $971 million. During the year ended December 31, 2023, our liquidity increased by approximately $244 million from December 31, 2022 primarily due to cash generated from operations and sale of capital assets, partially offset by capital expenditures, share repurchases, dividends, and acquisitions and investments.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2029 and we have increased our focus on free cash flow generation. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this annual report. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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
•Many of our customers fund their purchases through third-party finance companies that extend credit based on the creditworthiness of customers and expected residual value of our equipment. Changes either in customers’ credit profile or used equipment values may affect the ability of customers to purchase equipment. There can be no assurance that third-party finance companies will continue to extend credit to our customers as they have in the past.
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
•Availability and utilization of other sources of liquidity such as trade accounts receivable sales programs.

Typically, we have invested our cash in a combination of highly rated, liquid money market funds and in short-term bank deposits with large, highly rated banks. Our investment objective is to preserve capital and liquidity while earning a market rate of interest.

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans through funding of capital expenditures, operating expenses or other similar cash needs of worldwide operations. Most of this cash could be used in the U.S., if necessary, without additional tax expense. Incremental cash repatriated to the U.S. would not be expected to result in material foreign income and withholding, U.S. federal or state income tax cost. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds.

We had free cash flow of $365.7 million for the year ended December 31, 2023.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2023
Net cash provided by (used in) operating activities	$459.3
Capital expenditures, net of proceeds from sale of capital assets (1)	(93.6)
Free cash flow (use)	$365.7
(1)     Amount includes $127.2 million of capital expenditures, net of $33.6 million of proceeds from sale of capital assets.

Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2023, we sold, without material recourse, approximately $835 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 20.4% at December 31, 2023.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2023 (in millions):

Three months ended December 31, 2023
Net sales	$1,222.6
x	4
Trailing three month annualized net sales	$4,890.4

As of December 31, 2023
Inventories	$1,186.0
Receivables	547.8
Trade accounts payable	(702.6)
Customer advances	(32.2)
Working capital	$999.0

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of TFS to drive incremental sales by facilitating customer financing.

On April 1, 2023, we acquired a manufacturer of bulk material handling conveyors based in Missouri, and real estate from Continental Real Estate LLC, to expand manufacturing capacity for mobile conveying equipment in North America for cash consideration of approximately $6 million. See Note D - “Acquisitions and Dispositions” in our Consolidated Financial Statements for additional information regarding this transaction.

During the year ended December 31, 2023, we repurchased 1,287,214 shares for $60.7 million leaving approximately $132 million available for repurchase under our share repurchase programs.

Our Board of Directors declared a dividend of $0.15 per share in the first and second quarters of 2023 and $0.17 per share in the third and fourth quarters of 2023, which were paid to our stockholders. In February 2024, our Board of Directors declared a dividend of $0.17 per share, which will be paid on March 19, 2024 to our stockholders of record as of March 8, 2024.

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

The Company’s material cash requirements include the following contractual and other obligations:

Debt
As of December 31, 2023, the Company had outstanding debt of $595.5 million, with $0.2 million payable within 12 months, exclusive of minimum lease payments for capital lease obligations and secured borrowings. Future interest payments associated with the outstanding debt are approximately $180 million with $30 million payable within 12 months. For detailed debt information see Note J – “Long Term Obligations” in Notes to Consolidated Financial Statements.

Leases
The Company has leases for real property, vehicles and office and industrial equipment. As of December 31, 2023, the Company had contractual fixed costs primarily related to lease commitments of approximately $160 million, with $43 million payable within 12 months. For detailed lease information see Note K – “Leases” in Notes to Consolidated Financial Statements.

Purchase Obligations
The Company had purchase obligations of approximately $686 million, with substantially all purchase obligations payable within 12 months. Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

We reported a liability of $6.4 million related to unrecognized tax benefits as of December 31, 2023 and do not expect this liability to change materially in 2024. As such, any related payments in 2024 should not be significant.

Additionally, at December 31, 2023, we had outstanding letters of credit that totaled $119.9 million and maximum exposure of $89.4 million for credit guarantees outstanding related to recourse provided to third-party financial institutions when customers finance the purchase of equipment.

We maintain defined benefit pension plans for some of our U.S. and non-U.S. operations. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2023, we made cash contributions and payments to the retirement plans of $9.8 million, and we estimate that our retirement plan contributions will be approximately $10 million in 2024. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

In 2024, we expect approximately $145 million in capital expenditures, with our largest expenditure related to our manufacturing facility in Mexico.

Cash Flows

Cash provided by operations was $459.3 million and $261.2 million for the years ended December 31, 2023 and 2022, respectively. The increase in cash provided by operations was primarily driven by increased operating profitability in the current year.

Cash used in investing activities was $114.4 million and $154.1 million for the years ended December 31, 2023 and 2022, respectively. The decrease in cash used in investing activities relates primarily to higher proceeds from the sale of capital assets and lower acquisition and investment activity, partially offset by higher capital expenditures in the current year.

Cash used in financing activities was $287.8 million and $54.9 million for the year ended December 31, 2023 and 2022, respectively. The increase in cash used in financing activities was primarily due to higher debt repayments and lower debt borrowing in the current year, partially offset by lower share repurchases in the current year.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Indian Rupee, Australian Dollar and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated and have a material adverse effect on our business or results of operations. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At December 31, 2023, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2023 would have had approximately a $50 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended December 31, 2023.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At December 31, 2023, less than 1% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.15%.

At December 31, 2023, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2023 would not have materially increased interest expense during the year ended December 31, 2023.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. While the overall continuity of material supply into our manufacturing operations has improved from the prior year, we continue to experience intermittent disruptions with certain material types, most notably electronic components. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be affected by intermittent material shortages and production delays into 2024, though the extent of these disruptions has eased.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components have continued while the cost of U.S. steel increased in the latter part of 2023. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. Tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, which has been extended through May 31, 2024, duty draw back and other mechanisms we continue to explore. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of December 31, 2023, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2023.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2023, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16(a) of the Exchange Act. To the extent disclosure for delinquent reports is being made, it can be found under the caption “Delinquent Section 16(a) Reports” in the Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K and is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2023:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	2,395,490
Equity compensation plans not approved by stockholders	—	—	—
Total	—		2,395,490

(1)This does not include 1,615,314 shares of restricted stock awards and 750,048 shares held in a rabbi trust for a deferred compensation plan.

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

10.16
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.17
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

10.18
Employment Letter from Terex Corporation signed by Simon Meester on October 12, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 12, 2023 and filed with the Commission on October 17, 2023). ***

10.19
Consulting Agreement between Terex Corporation and John L. Garrison, Jr., dated December 14, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated December 14, 2023 and filed with the Commission on December 18, 2023). ***

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP, New York, NY. *

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

97	Terex Corporation Clawback Policy. *

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

ITEM 16.    FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION

By:	/s/ Simon A. Meester	February 9, 2024
Simon A. Meester
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Simon A. Meester	President, Chief Executive Officer and Director	February 9, 2024
Simon A. Meester	(Principal Executive Officer)

/s/ Julie A. Beck	Senior Vice President and Chief Financial Officer	February 9, 2024
Julie A. Beck	(Principal Financial Officer)

/s/ Stephen A. Johnston	Vice President, Chief Accounting Officer and Controller	February 9, 2024
Stephen A. Johnston	(Principal Accounting Officer)

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Thomas J. Hansen	Director
Thomas J. Hansen

*/s/ Sandie O’Connor	Director
Sandie O’Connor

*/s/ Christopher Rossi	Director
Christopher Rossi

*/s/ Andra Rush	Director
Andra Rush

*/s/ David A. Sachs	Non-Executive Chairman
David A. Sachs

*/s/ Oluseun Salami	Director
Oluseun Salami

*By /s/ Julie A. Beck		February 9, 2024
Julie A. Beck, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2023 AND 2022
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2023

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of Terex Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Terex Corporation and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Identification of uncertain tax positions and the recoverability of deferred tax assets

As described in Note C – “Income Taxes” to the consolidated financial statements, the Company reported a liability of $6.4 million related to unrecognized tax benefits and net deferred tax assets of $174.7 million as of December 31, 2023. The Company conducts business globally, and exercises judgment in its assessment of uncertain tax positions and in its evaluation of the recoverability of deferred tax assets, particularly for certain foreign jurisdictions. The Company assesses the net realizable value of its deferred tax assets based on available evidence, including historical information that is supplemented by currently available information about future tax years. Where the Company has determined that a tax return filing position does not satisfy the more likely than not recognition threshold, it has recorded no tax benefits.

We identified the identification of uncertain tax positions and evaluation of the recoverability of deferred tax assets in certain foreign jurisdictions as a critical audit matter. A high degree of auditor judgment, including the involvement of tax professionals with specialized skills and knowledge, was required in evaluating (i) the identification of uncertain tax positions and (ii) the estimated future taxable income and other evidence used in the evaluation of the recovery of deferred tax assets.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to the identification of uncertain tax positions and the recoverability of deferred tax assets. This included controls related to management’s analysis of relevant tax law and the estimated future taxable income used in assessing recoverability. For the identification of uncertain tax positions, tax professionals with specialized skills and knowledge assisted in evaluating management’s identification of uncertain tax positions, including interpretation of relevant tax law and consideration of ongoing and completed examinations by tax authorities. For the evaluation of the recoverability of deferred tax assets, we evaluated the Company’s estimated future taxable income in certain foreign jurisdictions primarily by comparing estimated amounts to historical amounts, prior estimates and trends, and by performing sensitivity analysis. We involved tax professionals with specialized skills and knowledge, who assisted in evaluating the recoverability of deferred tax assets by assessing the application of relevant tax law and the extent to which the deferred tax assets are subject to limitation on usage or expiry.

We have served as the Company’s auditor since 2021.

/s/KPMG LLP
New York, New York
February 9, 2024

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$5,151.5	$4,417.7	$3,886.8
Cost of goods sold	(3,974.9)	(3,546.5)	(3,129.4)
Gross profit	1,176.6	871.2	757.4
Selling, general and administrative expenses	(540.1)	(451.2)	(429.4)
Income (loss) from operations	636.5	420.0	328.0
Other income (expense)
Interest income	7.6	2.8	3.7
Interest expense	(63.3)	(49.1)	(51.5)
Loss on early extinguishment of debt	—	(0.3)	(29.4)
Other income (expense) – net	(1.1)	(6.8)	13.0
Income (loss) from continuing operations before income taxes	579.7	366.6	263.8
(Provision for) benefit from income taxes	(63.0)	(66.4)	(46.3)
Income (loss) from continuing operations	516.7	300.2	217.5
Gain (loss) on disposition of discontinued operations – net of tax	1.3	(0.2)	3.4
Net income (loss)	$518.0	$300.0	$220.9

Basic earnings (loss) per share:
Income (loss) from continuing operations	$7.65	$4.38	$3.12
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.05
Net income (loss)	$7.67	$4.38	$3.17
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$7.56	$4.32	$3.07
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.05
Net income (loss)	$7.58	$4.32	$3.12
Weighted average number of shares outstanding in per share calculation
Basic	67.5	68.5	69.7
Diluted	68.3	69.4	70.9

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$518.0	$300.0	$220.9
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $(0.6), $(2.3) and $5.4 for the years ended December 31, 2023, 2022 and 2021, respectively	57.2	(97.5)	(42.8)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(0.2), $2.9 and $(2.7) for the years ended December 31, 2023, 2022 and 2021, respectively	1.0	(10.4)	10.0
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $(0.2), $1.0 and $0.0 for the years ended December 31, 2023, 2022 and 2021, respectively	0.8	(3.5)	(1.2)
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $0.7, $(0.1) and $(1.6) for the years ended December 31, 2023, 2022 and 2021, respectively	(3.5)	(6.7)	10.6
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $(0.3), $(0.2) and $(0.3) for the years ended December 31, 2023, 2022 and 2021, respectively	1.7	1.2	2.0
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0.3, $(0.1) and $0.1 for the years ended December 31, 2023, 2022 and 2021, respectively	(2.7)	3.8	1.3
Total pension liability adjustment	(4.5)	(1.7)	13.9
Other comprehensive income (loss)	54.5	(113.1)	(20.1)
Comprehensive income (loss)	$572.5	$186.9	$200.8

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2023	2022
Assets
Current assets
Cash and cash equivalents	$370.7	$304.1
Receivables (net of allowance of $8.3 and $9.4 at December 31, 2023 and 2022, respectively)	547.8	547.5
Inventories	1,186.0	988.4
Prepaid and other current assets	140.7	122.0
Total current assets	2,245.2	1,962.0
Non-current assets
Property, plant and equipment – net	569.8	465.6
Goodwill	294.6	284.4
Intangible assets – net	15.7	17.4
Other assets	490.2	388.7
Total assets	$3,615.5	$3,118.1

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$2.8	$1.9
Trade accounts payable	702.6	624.6
Accrued compensation and benefits	135.6	103.0
Other current liabilities	278.2	269.1
Total current liabilities	1,119.2	998.6
Non-current liabilities
Long-term debt, less current portion	620.4	773.6
Other non-current liabilities	203.6	164.7
Total liabilities	1,943.2	1,936.9
Commitments and contingencies
Stockholders’ equity
Common stock, $.01 par value – authorized 300.0 shares; issued 84.6 and 84.0 shares at December 31, 2023 and 2022, respectively	0.9	0.9
Additional paid-in capital	906.1	881.6
Retained earnings	1,674.8	1,200.6
Accumulated other comprehensive income (loss)	(287.1)	(341.6)
Less cost of shares of common stock in treasury – 18.5 and 17.2 shares at December 31, 2023 and 2022, respectively	(622.4)	(560.3)
Total stockholders’ equity	1,672.3	1,181.2
Total liabilities and stockholders’ equity	$3,615.5	$3,118.1

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 30, 2020	68.6	$0.9	$837.9	$750.3	$(208.4)	$(459.2)	$921.5
Net income (loss)	—	—	—	220.9	—	—	220.9
Other comprehensive income (loss) – net of tax	—	—	—	—	(20.1)	—	(20.1)
Issuance of common stock related to compensation	0.6	—	12.2	—	—	—	12.2
Compensation under stock-based plans – net	0.1	—	9.3	—	—	2.9	12.2
Dividends	—	—	0.6	(34.1)	—	—	(33.5)
Acquisition of treasury stock	(0.1)	—	—	—	—	(3.3)	(3.3)
Other	—	—	—	(0.2)	—	(0.1)	(0.3)
Balance at December 31, 2021	69.2	0.9	860.0	936.9	(228.5)	(459.7)	1,109.6
Net income (loss)	—	—	—	300.0	—	—	300.0
Other comprehensive income (loss) – net of tax	—	—	—	—	(113.1)	—	(113.1)
Issuance of common stock related to compensation	0.6	—	18.7	—	—	—	18.7
Compensation under stock-based plans – net	—	—	2.3	—	—	1.0	3.3
Dividends	—	—	0.6	(36.2)	—	—	(35.6)
Acquisition of treasury stock	(3.0)	—	—	—	—	(101.6)	(101.6)
Other	—	—	—	(0.1)	—	—	(0.1)
Balance at December 31, 2022	66.8	0.9	881.6	1,200.6	(341.6)	(560.3)	1,181.2
Net income (loss)	—	—	—	518.0	—	—	518.0
Other comprehensive income (loss) – net of tax	—	—	—	—	54.5	—	54.5
Issuance of common stock related to compensation	0.6	—	10.4	—	—	—	10.4
Compensation under stock-based plans – net	—	—	13.4	—	—	1.4	14.8
Dividends	—	—	0.7	(43.8)	—	—	(43.1)
Acquisition of treasury stock	(1.3)	—	—	—	—	(63.3)	(63.3)
Other	—	—	—	—	—	(0.2)	(0.2)
Balance at December 31, 2023	66.1	$0.9	$906.1	$1,674.8	$(287.1)	$(622.4)	$1,672.3

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income (loss)	$518.0	$300.0	$220.9
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	56.4	47.2	50.2
Deferred taxes	(38.1)	(0.6)	1.2
Stock-based compensation expense	43.6	30.3	33.1
Inventory and other non-cash charges	9.4	22.6	39.6
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	11.0	(54.7)	(139.0)
Inventories	(199.6)	(206.1)	(229.5)
Trade accounts payable	57.5	96.3	173.0
Other assets and liabilities	2.3	37.5	140.7
Foreign exchange and other operating activities, net	(1.2)	(11.3)	3.2
Net cash provided by (used in) operating activities	459.3	261.2	293.4
Investing Activities
Capital expenditures	(127.2)	(109.6)	(59.7)
Proceeds from sale of capital assets	33.6	0.2	1.9
Acquisitions, net of cash acquired, and investments	(23.8)	(50.1)	(42.7)
Other investing activities, net	3.0	5.4	(1.7)
Net cash provided by (used in) investing activities	(114.4)	(154.1)	(102.2)
Financing Activities
Repayments of debt	(401.5)	(224.4)	(1,103.5)
Proceeds from issuance of debt	242.8	320.9	600.1
Share repurchases	(62.8)	(101.3)	(3.0)
Dividends paid	(43.2)	(35.6)	(33.5)
Other financing activities, net	(23.1)	(14.5)	(40.2)
Net cash provided by (used in) financing activities	(287.8)	(54.9)	(580.1)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	9.5	(15.0)	(14.3)
Net Increase (Decrease) in Cash and Cash Equivalents	66.6	37.2	(403.2)
Cash and Cash Equivalents at Beginning of Year	304.1	266.9	670.1
Cash and Cash Equivalents at End of Year	$370.7	$304.1	$266.9

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents include $0.4 million and $3.5 million at December 31, 2023 and 2022, respectively, which were not immediately available for use. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the first-in, first-out (“FIFO”) and average cost methods (approximately 91% and 9%, respectively). In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding excess and obsolete (“E&O”) inventory. Future product sales prices, pricing trends and margins are based on historical experience and actual orders received. The Company’s judgments and estimates for E&O inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces. The Company makes adjustments to its inventory reserves based on identification of specific situations and increases its inventory reserves accordingly. As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2023 and 2022, reserves for lower of cost or NRV, E&O inventory totaled $70.5 million and $61.0 million, respectively.

If actual conditions are less favorable than those the Company has projected, the Company will increase its reserves for lower of cost or NRV, E&O inventory accordingly. Any increase in the Company’s reserves will adversely impact its results of operations. Establishment of a reserve for lower of cost or NRV, E&O inventory establishes a new cost basis in the inventory. Such reserves are not reduced until the product is sold.

Shipping and handling costs for product shipments to customers are recorded in Cost of goods sold (“COGS”).

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the balance sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $7.5 million and $9.5 million (net of accumulated amortization of $5.6 million and $3.6 million) at December 31, 2023 and 2022, respectively.

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

In connection with the annual impairment test conducted as of October 1, 2023, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount.

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

Long-Lived Assets. The Company assesses the realizability of its long-lived assets, including definite-lived intangible assets, and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. The Company uses data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset. Included in Selling, general & administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss) are $0.3 million, $1.1 million and $6.3 million of asset impairments for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Receivables and Allowance for Doubtful Accounts. Receivables includes $493.8 million and $501.2 million of trade accounts receivable at December 31, 2023 and 2022, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2021	$9.7
Provision for credit losses	1.1
Other (1)	(1.4)
Balance as of December 31, 2022	$9.4
Provision for credit losses	(0.1)
Other (1)	(1.0)
Balance as of December 31, 2023	$8.3
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. These trade accounts receivable qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade accounts receivable sold for years ended December 31, 2023, 2022 and 2021 totaled $834.8 million, $664.7 million and $527.0 million, respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2023 and 2022, $162.2 million and $76.5 million, respectively, of receivables qualifying for sale treatment were outstanding and continued to be serviced by the Company.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2023, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

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

For detailed lease information see Note K – “Leases”.

Supplier Finance. The Company has a supplier finance program to pay a third-party bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. There is no confirmed obligation outstanding at December 31, 2023.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2021	$44.1
Accruals for warranties issued during the period	39.7
Changes in estimates	(3.4)
Settlements during the period	(35.1)
Foreign exchange effect/other	(1.4)
Balance as of December 31, 2022	$43.9
Accruals for warranties issued during the period	40.1
Changes in estimates	7.0
Settlements during the period	(43.8)
Foreign exchange effect/other	0.6
Balance as of December 31, 2023	$47.8

Accrued Product Liability. The Company records accruals for product liability claims when deemed probable and estimable based on facts and circumstances, and prior claims experience. Accruals for product liability claims are valued based upon litigation trends, the Company’s prior claims experience, including consideration of jurisdiction, circumstances of the accident, type of loss or injury, identity of plaintiff, other potential responsible parties, analysis of outside legal counsel, analysis of internal product liability counsel and experience of the Company’s product safety employees. Actual product liability costs could be different due to a number of variables such as the decisions of juries or judges.

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

Deferred Compensation. The Company maintains a deferred compensation plan. The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2023 and 2022. The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet. The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2023, the Company had stock-based employee compensation plans, which are described more fully in Note M – “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”). ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the consolidated financial statements at fair value over the service period. The Company recognizes forfeitures as they occur.

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

Research, Development and Engineering Costs. Research, development and engineering costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A. Research, development and engineering costs were $66.7 million, $55.8 million and $52.2 million during 2023, 2022 and 2021, respectively.

Income Taxes. The Company accounts for income taxes using the asset and liability method. This method requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between financial statement carrying amounts and the tax bases of assets and liabilities.

The Company evaluates the net realizable value of its deferred tax assets each period to ensure that estimated future taxable income will be sufficient in character, amount and timing to result in the use of its deferred tax assets. “Character” refers to the type (ordinary income versus capital gain) as well as the source (foreign vs. domestic) of the income the Company generates. “Timing” refers to the period in which future income is expected to be generated. Timing is important because, in certain jurisdictions, net operating losses or other tax attributes expire if not used within an established statutory time frame. The Company records a valuation allowance for each deferred tax asset for which realization is not assessed as more likely than not. The Company must consider all objective evidence, both positive and negative, in evaluating the future realization of its deferred tax assets, including tax loss carry forwards. Available evidence, including historical information is supplemented by currently obtainable information about future tax years. Realization of deferred tax assets requires sufficient taxable income of the appropriate character. Based on these evaluations, the Company has determined that it is more likely than not that expected future earnings will be sufficient to use most of its deferred tax assets. To the extent estimates of future taxable income decrease or do not materialize, additional valuation allowances may be required.

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

The Company does not provide for foreign income and withholding, U.S. federal, or state income taxes or tax benefits on the financial reporting basis over the tax basis of its investments in foreign subsidiaries to the extent such amounts are indefinitely reinvested outside the U.S. The Company considers foreign earnings that have been taxed in the U.S. and certain earnings that have qualified for the high tax exception not to be indefinitely reinvested and thus, has accrued foreign income and withholding, U.S. federal and state tax expense with respect to such earnings. The Company plans to indefinitely reinvest substantially all undistributed foreign earnings in excess of those previously taxed in the U.S. If the assessment of the Company with respect to earnings of non-U.S. subsidiaries changes, deferred taxes for foreign income taxes and withholding, U.S. federal or state income taxes or tax benefits may have to be recorded.

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

Accounting Standards Implemented in 2023

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

In September 2022, the FASB issued ASU 2022-04, Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, an entity that provides for a supplier finance program in connection with the purchase of goods and services is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company has adopted the general disclosures of ASU 2022-04 in the current fiscal year and will adopt the roll forward disclosure in 2024.

Accounting Standards to be Implemented

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment reporting disclosures, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires that companies disclose, at the reportable segment level, the significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the amount and composition of other segment items. The ASU also requires companies to disclose the title and position of the CODM and how the CODM uses the reported measures of a segment’s profit or loss when assessing performance and deciding how to allocate resources. Additionally, the ASU mandates that all segment disclosures currently required annually by Topic 280, including the enhancements outlined in the ASU, be disclosed on an interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures to consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures to consolidated financial statements.

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. The Company designs, builds and supports products used in maintenance, manufacturing, energy, recycling, minerals, materials management and construction applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, Australia and Asia and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification to parts and service support.

The Company identifies its operating segments according to how business activities are managed and evaluated, and has identified three operating segments: Materials Processing (“MP”), Aerials and Utilities. As Aerials and Utilities operating segments share similar economic characteristics, these operating segments are aggregated into one reportable segment, Aerial Work Platforms (“AWP”). The Company operates in two reportable segments: (i) MP and (ii) AWP.

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

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2023, 2022 or 2021.

Business segment information is presented below (in millions):

	Year Ended December 31,
	2023	2022	2021
Net sales
MP	$2,227.0	$1,941.6	$1,691.8
AWP	2,921.7	2,483.6	2,178.8
Corporate and Other / Eliminations	2.8	(7.5)	16.2
Total	$5,151.5	$4,417.7	$3,886.8
Income (loss) from operations
MP	$358.6	$297.8	$240.9
AWP	371.3	196.2	152.1
Corporate and Other / Eliminations	(93.4)	(74.0)	(65.0)
Total	$636.5	$420.0	$328.0
Depreciation and amortization
MP	$16.2	$14.4	$13.3
AWP	31.7	24.8	25.9
Corporate	8.5	8.0	11.0
Total	$56.4	$47.2	$50.2
Capital expenditures
MP	$37.6	$25.2	$15.8
AWP	79.3	77.6	41.2
Corporate	10.3	6.8	2.7
Total	$127.2	$109.6	$59.7

	December 31,
	2023	2022
Identifiable assets
MP (1)	$2,091.4	$1,800.1
AWP (1)	2,216.2	1,959.5
Corporate and Other / Eliminations	(692.1)	(641.5)
Total	$3,615.5	$3,118.1
(1)     Increase primarily due to higher receivables and inventory.

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation. Certain eliminations that were previously presented within the AWP segment are now eliminated within Corporate and Other / Eliminations and this change in presentation has been applied retrospectively.

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions (in millions):

	December 31,
	2023	2022
Long-lived Assets
U.S.	$192.1	$187.6
United Kingdom	96.4	81.8
Mexico	125.4	82.6
China	65.2	54.1
Other European countries	62.0	40.2
All other	28.7	19.3
Total	$569.8	$465.6

Geographic net sales information is presented below (in millions):

	Year Ended December 31, 2023
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$973.9	$2,042.6	$14.5	$3,031.0
Western Europe	609.4	434.0	0.2	1,043.6
Asia-Pacific	426.3	235.1	0.2	661.6
Rest of World (1)	217.4	210.0	(12.1)	415.3
Total (2)	$2,227.0	$2,921.7	$2.8	$5,151.5
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.8 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2022
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$818.6	$1,666.4	$12.2	$2,497.2
Western Europe	566.6	386.9	0.4	953.9
Asia-Pacific	384.6	227.2	0.6	612.4
Rest of World (1)	171.8	203.1	(20.7)	354.2
Total (2)	$1,941.6	$2,483.6	$(7.5)	$4,417.7
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.2 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2021
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$667.4	$1,415.8	$26.3	$2,109.5
Western Europe	515.6	346.7	0.5	862.8
Asia-Pacific	349.3	310.3	3.1	662.7
Rest of World (1)	159.5	106.0	(13.7)	251.8
Total (2)	$1,691.8	$2,178.8	$16.2	$3,886.8
(1) Includes intercompany sales and eliminations.
(2) Total sales include $1.9 billion attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Year Ended December 31, 2023
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$2,033.3	$3.1	$2,036.4
Materials Processing Equipment	1,412.0	—	—	1,412.0
Specialty Equipment	814.1	—	0.7	814.8
Utility Equipment	—	574.8	—	574.8
Other (1)	0.9	313.6	(1.0)	313.5
Total	$2,227.0	$2,921.7	$2.8	$5,151.5
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2022
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,798.8	$1.2	$1,800.0
Materials Processing Equipment	1,155.0	—	0.5	1,155.5
Specialty Equipment	780.7	—	1.3	782.0
Utility Equipment	—	466.4	—	466.4
Other (1)	5.9	218.4	(10.5)	213.8
Total	$1,941.6	$2,483.6	$(7.5)	$4,417.7
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2021
	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,611.8	$1.6	$1,613.4
Materials Processing Equipment	995.9	—	1.3	997.2
Specialty Equipment	693.5	—	2.2	695.7
Utility Equipment	—	380.6	0.6	381.2
Other (1)	2.4	186.4	10.5	199.3
Total	$1,691.8	$2,178.8	$16.2	$3,886.8
(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
U.S.	$89.3	$(19.7)	$(16.7)
Foreign	490.4	386.3	280.5
Income (loss) from continuing operations before income taxes	$579.7	$366.6	$263.8

The Company recorded Income (loss) from discontinued operations and Gain (loss) on disposition of discontinued operations before income taxes of $2.5 million, $(0.5) million and $2.6 million for the years ended December 31, 2023, 2022 and 2021, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$30.8	$6.9	$6.6
State	4.4	1.3	1.8
Foreign	65.9	58.8	36.7
Current income tax provision (benefit)	101.1	67.0	45.1
Deferred:
Federal	(4.4)	6.9	(3.8)
State	(3.4)	1.8	1.5
Foreign	(30.3)	(9.3)	3.5
Deferred income tax (benefit) provision	(38.1)	(0.6)	1.2
Provision for (benefit from) income taxes	$63.0	$66.4	$46.3

The elimination of tax from intercompany transactions is included in current tax expense. The Company recorded Provision for (benefit from) income taxes of $1.3 million, $(0.3) million and $(0.8) million from discontinued operations and on disposition of discontinued operations for the years ended December 31, 2023, 2022 and 2021, respectively.

The tax effects of the basis differences between tax and financial reporting purposes for assets, liabilities and loss carry forwards as of December 31, 2023 and 2022 for continuing operations are summarized below for major balance sheet captions (in millions):

	2023	2022
Property, plant and equipment	$(23.3)	$(19.8)
Intangibles	(8.4)	(8.1)
Inventories	5.6	5.9
Accrued warranties and product liability	12.9	9.9
Loss carry forwards	188.5	152.0
Retirement plans	9.1	10.1
Accrued compensation and benefits	18.9	17.1
Operating lease right-of-use asset	(28.4)	(22.0)
Operating lease liability	30.8	23.5
Other	13.6	18.0
Deferred tax assets valuation allowance	(52.7)	(63.0)
Net deferred tax assets (liabilities)	$166.6	$123.6

Deferred tax assets were $227.4 million before valuation allowances of $52.7 million, resulting in $174.7 million of net deferred tax assets which are partially offset by deferred tax liabilities of $8.1 million at December 31, 2023. Deferred tax assets for continuing operations were $190.9 million before valuation allowances of $63.0 million, resulting in $127.9 million of net deferred tax assets which are partially offset by deferred tax liabilities for continuing operations of $4.3 million at December 31, 2022. The net change in the total valuation allowance for the years ended December 31, 2023 and 2022 was a decrease of $10.3 million and $37.0 million, respectively. There were no deferred tax liabilities for discontinued operations at December 31, 2023 and 2022.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes. The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Tax at statutory U.S. federal income tax rate	$121.7	$77.0	$55.4
State taxes	0.8	2.4	2.7
Change in valuation allowance	(2.6)	(21.0)	(9.0)
Foreign tax differential on income/losses of foreign subsidiaries	(25.7)	(10.2)	(12.0)
U.S. tax on multi-national operations	12.8	10.1	8.1
Change in foreign tax rates	0.4	—	(0.6)
Swiss cantonal tax attribute	(42.3)	—	—
Research and development	(1.7)	(1.0)	(0.8)
Provision to return adjustments	(2.7)	6.8	0.5
Compensation	2.9	2.1	1.8
Other	(0.6)	0.2	0.2
Provision for (benefit from) income taxes	$63.0	$66.4	$46.3

The Company’s effective tax rate was 10.9%, 18.1% and 17.6% for the years ended December 31, 2023, 2022 and 2021, respectively.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. The OECD continues to release additional guidance on the two-pillar approach with widespread implementation anticipated by 2026. A number of countries in which we operate have adopted legislation, and other countries are in the process of introducing legislation. As a result, the Company is continuing to evaluate the potential impact on future periods of the Pillar Two Framework.

In November 2023, the Company concluded discussions with the Swiss cantonal taxing authorities with respect to the availability of future tax deductions resulting in the Company meeting the recognition criteria to record a deferred tax asset of $42.3 million.

The Company considers foreign earnings that have been taxed in the U.S. and certain earnings that have qualified for the high tax exception not to be indefinitely reinvested and thus, has accrued foreign income and withholding, U.S. federal and state tax expense with respect to such earnings. The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S. which is approximately $118 million for the year ended December 31, 2023. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

At December 31, 2023, the Company has a state net operating loss carry forward deferred tax assets of $39 million available to reduce future taxable income and income taxes in various states, substantially all of which is offset by valuation allowances and the majority will expire at various dates through 2043. The Company has approximately $459 million of foreign operating loss carry forwards. The following operating loss carry forwards do not expire: $221 million in Germany, $160 million in Italy and $28 million in Spain. The remaining operating loss carry forwards of $50 million are partially offset by valuation allowances and the majority do not expire. Also, the Company has an Indian capital loss carry forward of $22 million expiring before 2028 and an Australian capital loss carry forward of $14 million which does not expire; both are offset by valuation allowances. The company does not have any material tax credit carry forwards.

The Company made total net income tax payments of $86.0 million, $20.4 million and $28.4 million in 2023, 2022 and 2021, respectively. At December 31, 2023 and 2022, Other current assets included net income tax receivable amounts of $11.1 million and $14.7 million, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions).

Balance as of January 1, 2021	$18.5
Additions for current year tax positions	—
Additions for prior year tax positions	0.6
Reductions for prior year tax positions	(0.1)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.9)
Settlements	(15.5)
Balance as of December 31, 2021	2.6
Additions for current year tax positions	—
Additions for prior year tax positions	1.8
Reductions for prior year tax positions	(1.9)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2022	2.5
Additions for current year tax positions	0.1
Additions for prior year tax positions	5.6
Reductions for prior year tax positions	(1.6)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(0.2)
Settlements	—
Balance as of December 31, 2023	$6.4

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years as described below remain subject to examination by the respective major tax jurisdictions. The Company does not expect the amount of unrecognized tax benefits disclosed as of December 31, 2023 to significantly change within the next twelve months.

Major Tax Jurisdiction	Open Tax Years
Australia	2016 - present
China	2013 - present
Germany	2017 - present
India	2005-2010, 2012, 2015-2016, 2018 - present
Italy	2004-2005, 2009-2010, 2014, 2017 - present
Switzerland	2020 - present
United Kingdom	2019 - present
United States - federal	2017 - present
United States - states	2017 - present

As of December 31, 2023 and 2022, the Company had $6.4 million and $2.5 million, respectively, of unrecognized tax benefits. Of the $6.4 million at December 31, 2023, $5.2 million, if recognized, would affect the effective tax rate. Potential interest and penalties were a liability of $1.4 million and $0.3 million as of December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, the Company recognized total tax expense of $1.0 million and $0.1 million for interest and penalties, respectively.

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

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2023	2022	2021
Income (loss) from continuing operations	$516.7	$300.2	$217.5
Gain (loss) on disposition of discontinued operations – net of tax	1.3	(0.2)	3.4
Net income (loss)	$518.0	$300.0	$220.9
Basic shares:
Weighted average shares outstanding	67.5	68.5	69.7
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$7.65	$4.38	$3.12
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.05
Net income (loss)	$7.67	$4.38	$3.17
Diluted shares:
Weighted average shares outstanding – basic	67.5	68.5	69.7
Effect of dilutive securities:
Restricted stock awards	0.8	0.9	1.2
Diluted weighted average shares outstanding	68.3	69.4	70.9
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$7.56	$4.32	$3.07
Gain (loss) on disposition of discontinued operations – net of tax	0.02	—	0.05
Net income (loss)	$7.58	$4.32	$3.12

Non-vested restricted stock awards and restricted stock units (“Restricted Stock Awards”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. There were no weighted average Restricted Stock Awards outstanding during the year ended December 31, 2023 that would have an anti-dilutive effect. Weighted average Restricted Stock Awards of approximately 0.1 million and 0.1 million were outstanding during the years ended December 31, 2022 and 2021, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2023	2022
Finished equipment	$467.9	$319.2
Replacement parts	185.6	163.0
Work-in-process	131.5	153.5
Raw materials and supplies	401.0	352.7
Inventories	$1,186.0	$988.4

Work-in-process inventory includes approximately $25 million and $36 million of substantially completed inventory awaiting installation of final components at December 31, 2023 and 2022, respectively.

Inventory reserves were $70.5 million and $61.0 million at December 31, 2023 and 2022, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2023	2022
Property	$75.1	$40.2
Plant	302.4	246.8
Equipment	492.3	418.9
Leasehold improvements	51.8	49.9
Construction in progress	73.4	92.9
Property, plant and equipment – gross	995.0	848.7
Less: Accumulated depreciation	(425.2)	(383.1)
Property, plant and equipment – net	$569.8	$465.6

Depreciation expense was $51.7 million, $42.4 million and $44.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2021, gross	$202.2	$139.7	$341.9
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2021, net	179.0	101.1	280.1
Acquisitions	21.5	—	21.5
Foreign exchange effect and other	(15.5)	(1.7)	(17.2)
Balance at December 31, 2022, gross	208.2	138.0	346.2
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2022, net	185.0	99.4	284.4
Acquisitions	1.7	—	1.7
Foreign exchange effect and other	7.6	0.9	8.5
Balance at December 31, 2023, gross	217.5	138.9	356.4
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2023, net	$194.3	$100.3	$294.6

During the year ended December 31, 2023, the Company recognized goodwill of $1.7 million in connection with the MARCO acquisition. During the year ended December 31, 2022, the Company recognized goodwill of $3.5 million in connection with the Steelweld acquisition and $18.0 million in connection with the ProAll acquisition.

The goodwill associated with these transactions was attributable primarily to the assembled workforce and expected synergies from the business combinations and assigned to the MP segment. The goodwill recognized for MARCO is expected to be deductible for income tax purposes, while goodwill recognized for Steelweld and ProAll is not expected to be deductible for income tax purposes. See Note D – “Acquisitions and Dispositions” for additional information regarding the acquisitions.

Intangible assets, net were comprised of the following (in millions):

		December 31, 2023			December 31, 2022
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.6	$(9.5)	$0.1	$9.3	$(9.2)	$0.1
Customer Relationships	17	35.5	(28.7)	6.8	34.8	(26.8)	8.0
Land Use Rights	80	3.9	(0.8)	3.1	4.0	(0.8)	3.2
Other	9	30.3	(24.6)	5.7	29.8	(23.7)	6.1
Total definite-lived intangible assets		$79.3	$(63.6)	$15.7	$77.9	$(60.5)	$17.4

During the year ended December 31, 2023, the Company recognized customer relationships of $0.2 million with an estimated useful life of four years and trademarks of $0.3 million with an estimated useful life of ten years in connection with the MARCO acquisition. During the year ended December 31, 2022, the Company recognized customer relationships of $0.6 million with an estimated useful life of three years in connection with the Steelweld acquisition and customer relationships of $3.2 million with an estimated useful life of nine years and trademarks of $3.7 million with an estimated useful life of ten years in connection with the ProAll acquisition. See Note D – “Acquisitions and Dispositions” for additional information regarding these acquisitions.

	For the Year Ended December 31,
(in millions)	2023	2022	2021
Aggregate Amortization Expense	$2.6	$2.6	$2.2

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2024	$2.4
2025	2.3
2026	2.1
2027	2.1
2028	1.2

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $22.2 million and $22.5 million at December 31, 2023 and 2022, respectively. Commodity swaps outstanding at December 31, 2023 mature on or before November 30, 2024. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in AOCI. Gains or losses on commodity swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $250.0 million and $121.4 million at December 31, 2023 and 2022, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Consolidated Statement of Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at December 31, 2023 mature on or before June 2024.

The Company had $4.6 million and $7.8 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at December 31, 2023 and 2022, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Consolidated Statement of Income (Loss).

The Company had $300.1 million and $241.1 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at December 31, 2023 and 2022, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Consolidated Statement of Income (Loss).

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

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2023		December 31, 2022
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$0.1	$1.7	$—	$1.7
Commodity swaps	Other current assets	2.4	—	0.3	—
Foreign exchange contracts	Other current liabilities	—	(0.8)	(0.3)	(2.0)
Cross currency swaps - net investment hedge	Other current liabilities	(5.1)	—	(1.7)	—
Commodity swaps	Other current liabilities	(0.2)	—	(1.5)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(5.1)	—	(3.0)	—
Commodity swaps	Other non-current liabilities	—	—	(0.4)	—
Net derivative asset (liability)		$(7.9)	$0.9	$(6.6)	$(0.3)
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax				Gain (Loss) Reclassified from AOCI into Income (Loss)
	Year Ended December 31,				Year Ended December 31,
Instrument	2023	2022	2021	Income Statement Account	2023	2022	2021
Foreign exchange contracts	$0.4	$(0.1)	$(0.1)	Cost of goods sold	$(0.2)	$0.1	$0.1
Commodity swaps	5.2	(12.1)	$2.4	Cost of goods sold	(1.6)	8.1	15.6
Cross currency swaps - net investment hedges	(4.6)	1.8	4.8	Selling, general and administrative expenses	—	—	—
Interest rate caps	—	—	2.9	Interest expense	—	—	(1.2)
Total	$1.0	$(10.4)	$10.0	Total	$(1.8)	$8.2	$14.5

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold			Interest expense
	Year Ended December 31,
	2023	2022	2021	2023	2022	2021
Income Statement Accounts in which effects of cash flow hedges are recorded	$(3,974.9)	$(3,546.5)	$(3,129.4)	$(63.3)	$(49.1)	$(51.5)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	(0.2)	0.1	0.1	—	—	—
Commodity swaps	(1.6)	8.1	15.6	—	—	—
Interest rate caps	—	—	—	—	—	(1.2)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	—	0.8	0.7	0.6
Total	$(1.8)	$8.2	$15.7	$0.8	$0.7	$(0.6)

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Consolidated Statement of Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Year Ended December 31,
Instrument	Income Statement Account	2023	2022	2021
Foreign exchange contracts	Cost of goods sold	$(7.6)	$(2.2)	$(0.5)
Foreign exchange contracts	Other income (expense) – net	(1.8)	0.1	0.5
Total		$(9.4)	$(2.1)	$—

In the Consolidated Statement of Income (Loss), the Company records hedging activity related to commodity swaps, cross currency swaps, and foreign exchange contracts in the accounts for which the hedged items are recorded. On the Consolidated Statement of Cash Flows, the Company presents cash flows from hedging activities in the same manner as it records the underlying item being hedged.

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

See Note M – “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of December 31, 2023, it is estimated that approximately $2 million of losses are expected to be reclassified into earnings in the next twelve months.

NOTE J – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2023	2022
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $5.0 and $6.0 million at December 31, 2023 and 2022, respectively	$595.0	$594.0
Credit Agreement - revolving line of credit expires on April 1, 2026	—	177.0
Secured borrowings	19.0	—
Finance lease obligations	8.7	4.2
Other	0.5	0.3
Total debt	623.2	775.5
Less: Current portion of long-term debt	(2.8)	(1.9)
Long-term debt, less current portion	$620.4	$773.6

Credit Agreement

On January 31, 2017, the Company entered into a credit agreement with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent, to provide the Company with a multi-currency revolving line of credit and senior secured term loans. This was subsequently amended to include (i) a $600 million revolving line of credit (the “Revolver”) and (ii) senior secured term loans totaling $600 million with a maturity date of January 31, 2024. In 2022, the Company completed the prepayment in full of the senior secured term loans. On April 1, 2021, the Company entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”) which included the following principal changes to the original credit agreement: (i) extension of the term of the Revolver to expire on April 1, 2026, (ii) reinstatement of financial covenants that were waived in 2020, (iii) decrease in the interest rate on the drawn Revolver by 25 basis points and (iv) certain other technical changes, including additional language regarding the potential cessation of LIBOR as a benchmark rate. The Company recorded a loss on early extinguishment of debt related to the amendment and restatement of the Credit Agreement of $2.4 million in the second quarter of 2021. The Company recorded a loss on early extinguishment of debt related to prepayment in full of the senior secured term loans of $0.3 million and $4.5 million in 2022 and 2021, respectively, for accelerated amortization of debt acquisition costs and original issue discount.

On May 8, 2023, the Company and certain of its subsidiaries entered into an Amendment No. 1 (“Amendment”) to the Credit Agreement, with the lenders and issuing banks party thereto and CSAG. The principal changes contained in the Amendment relate to the replacement of the adjusted LIBOR with term Secured Overnight Financing Rate.

The Credit Agreement contemplates uncommitted incremental amounts in excess of $300 million that may be extended by the lenders, at their option, as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of December 31, 2023.

The Company had no Revolver amounts outstanding at December 31, 2023 and $177.0 million Revolver amounts outstanding at December 31, 2022. The weighted average interest rate on the Revolver was 6.10% at December 31, 2022.

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

Letters of credit outstanding (in millions):

	December 31, 2023	December 31, 2022
$400 Million Facility	$—	$—
$300 Million Facility	71.8	70.4
Bilateral Arrangements	48.1	48.0
Total	$119.9	$118.4

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement is accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for a true sale. As a result, the VAT receivables pledged as collateral remain in receivables and the liability associated with the cash proceeds of $19.0 million is presented in long term debt in the Consolidated Balance Sheet as of December 31, 2023. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months. The cash proceeds are included in other financing activities within the Consolidated Statement of Cash Flows for the year ended December 31, 2023.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2023 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations and secured borrowings (in millions):

2024	$0.2
2025	0.1
2026	0.1
2027	0.1
2028	—
Thereafter	600.0
Total Debt	600.5
Less: Unamortized debt issuance costs	(5.0)
Net debt	$595.5

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of December 31, 2023 and 2022, as follows (in millions, except for quotes):

2023	Book Value	Quote	Fair Value
5% Notes	$600.0	0.94375	$566.3

2022	Book Value	Quote	Fair Value
5% Notes	$600.0	0.89250	$535.5

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

The Company paid $39.0 million, $37.4 million and $51.3 million of interest in 2023, 2022 and 2021, respectively.

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

Operating Leases

Operating lease cost consists of the following (in millions):

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$37.7	$32.4	$31.3
Variable lease cost	4.7	4.3	4.1
Short-term lease cost	6.1	4.6	4.3
Total operating lease costs	$48.5	$41.3	$39.7

Variable lease costs are expensed as incurred and are not included in the determination of right-of-use assets or lease liabilities. Operating lease obligations consist primarily of commitments to rent real properties.

Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

	December 31,
	2023	2022
Operating lease right-of-use assets included within Other assets	$126.0	$89.4

Current maturities of operating leases included within Other current liabilities	$28.4	$26.3
Non-current operating leases included within Other liabilities	92.4	62.8
Total operating lease liabilities	$120.8	$89.1

Weighted average discount rate for operating leases	5.69%	4.89%
Weighted average remaining operating lease term in years	5	5
Maturities of operating lease liabilities (in millions):

2024	$37.0
2025	31.3
2026	25.8
2027	17.8
2028	12.9
Thereafter	19.8
Total undiscounted operating lease payments	144.6
Less: Imputed interest	(23.8)
Total operating lease liabilities	120.8
Less: Current maturities of operating lease liabilities	(28.4)
Non-current operating lease liabilities	$92.4
Supplemental cash flow and other information related to operating leases (in millions):

	December 31,
	2023	2022
Cash paid for amounts included in the measurement of operating lease liabilities	$46.5	$31.3
Operating right-of-use assets obtained in exchange for operating lease liabilities	$67.7	$20.9

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

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Charges recognized for these savings plans were $22.3 million, $19.9 million and $17.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. For the years ended December 31, 2023, 2022 and 2021, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including U.S. SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Accumulated benefit obligation at end of year	$32.2	$32.7	$103.7	$95.0
Change in benefit obligation:
Benefit obligation at beginning of year	$32.7	$43.6	$96.5	$151.3	$1.4	$2.1
Service cost	—	—	1.2	1.1	—	—
Interest cost	1.7	1.2	4.6	2.6	0.1	0.1
Plan amendments	—	—	0.1	0.5	—	—
Actuarial loss (gain)(1)	0.3	(9.7)	3.5	(36.0)	(0.1)	(0.6)
Benefits paid	(2.5)	(2.4)	(5.7)	(7.6)	(0.1)	(0.2)
Foreign exchange effect	—	—	5.5	(15.4)	—	—
Benefit obligation at end of year	32.2	32.7	105.7	96.5	1.3	1.4
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	81.2	145.2	—	—
Actual return on plan assets	—	—	2.7	(47.7)	—	—
Employer contribution	2.5	2.4	7.2	6.3	0.1	0.2
Employee contribution	—	—	0.3	0.3	—	—
Benefits paid	(2.5)	(2.4)	(5.7)	(7.6)	(0.1)	(0.2)
Foreign exchange effect	—	—	4.9	(15.3)	—	—
Fair value of plan assets at end of year	—	—	90.6	81.2	—	—
Funded status	$(32.2)	$(32.7)	$(15.1)	$(15.3)	$(1.3)	$(1.4)
Amounts recognized in the statement of financial position are included in:
Other assets	$—	$—	$—	$—	$—	$—
Other current liabilities	$2.5	$2.4	$0.7	$0.7	$0.2	$0.2
Other non-current liabilities	29.7	30.3	14.4	14.6	1.1	1.2
Total liabilities	$32.2	$32.7	$15.1	$15.3	$1.3	$1.4
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net (gain) loss	$(4.0)	$(4.3)	$54.8	$50.0	$(0.5)	$(0.5)
Prior service cost	—	—	2.8	2.7	—	—
Total amounts recognized in accumulated other comprehensive loss	$(4.0)	$(4.3)	$57.6	$52.7	$(0.5)	$(0.5)

(1) Actuarial loss related to U.S. and non-U.S. pension benefits for the years ended December 31, 2023 and 2022 were due primarily to lower discount rates when compared to the rate used in the prior year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Weighted-average assumptions as of December 31:
Discount rate(1)	5.34%	5.43%	2.80%	4.35%	4.68%	1.93%	5.38%	5.33%	2.58%
Expected return on plan assets	N/A	N/A	N/A	3.93%	3.94%	3.93%	N/A	N/A	N/A
Rate of compensation increase(1)	N/A	N/A	N/A	0.31%	0.26%	0.18%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2023	2022	2021	2023	2022	2021	2023	2022	2021
Components of net periodic cost:
Service cost	$—	$—	$—	$1.2	$1.1	$1.1	$—	$—	$—
Interest cost	1.7	1.2	1.1	4.6	2.6	2.3	0.1	0.1	0.1
Expected return on plan assets	—	—	—	(3.4)	(5.1)	(5.3)	—	—	—
Recognition of prior service cost	—	—	—	0.2	0.1	0.1	—	—	—
Amortization of actuarial loss	(0.2)	0.2	0.3	2.3	1.1	2.1	(0.1)	—	—
Other	—	—	—	(0.3)	(0.3)	(0.2)	—	—	—
Net periodic cost	$1.5	$1.4	$1.4	$4.6	$(0.5)	$0.1	$—	$0.1	$0.1

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - net in the Consolidated Statement of Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2023	2022	2023	2022	2023	2022
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$0.1	$(9.7)	$4.2	$16.8	$(0.1)	$(0.5)
Amortization of actuarial gain (loss)	0.2	(0.2)	(2.3)	(1.2)	0.1	—
Amortization of prior service cost	—	—	(0.2)	(0.1)	—	—
Foreign exchange effect	—	—	3.2	(3.8)	—	—
Total recognized in other comprehensive income (loss)	$0.3	$(9.9)	$4.9	$11.7	$—	$(0.5)

For the Company’s plans, including the U.S. SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2023	2022	2023	2022
Projected benefit obligation	$32.2	$32.7	$105.7	$96.5
Accumulated benefit obligation	$32.2	$32.7	$103.7	$95.0
Fair value of plan assets	$—	$—	$90.6	$81.2

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

The overall investment strategy for non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers. Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 90% and 71% of the portfolio at December 31, 2023 and 2022, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 10% and 29% of the portfolio at December 31, 2023 and 2022, respectively. Investments of the plans primarily include investments in companies from diversified industries with 96% invested internationally and 4% invested in North America. The target investment allocations to support the Company’s investment strategy for 2024 are approximately 80% to 81% fixed income securities and approximately 19% to 20% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2023 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$1.2	$1.2	$—	$—
U.S. equities	3.7	—	3.7	—
Non-U.S. equities	2.2	—	2.2	—
Non-U.S. corporate bond funds	2.3	—	2.3	—
Non-U.S. governmental fixed income funds	36.0	—	36.0	—
Group annuity insurance contracts	20.5	—	—	20.5
Real estate	3.2	—	3.2	—
Other securities	21.5	—	21.5	—
Total investments measured at fair value	$90.6	$1.2	$68.9	$20.5

The fair value of the Company’s plan assets at December 31, 2022 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$2.5	$2.5	$—	$—
U.S. equities	12.0	—	12.0	—
Non-U.S. equities	8.2	—	8.2	—
Non-U.S. corporate bond funds	2.0	—	2.0	—
Non-U.S. governmental fixed income funds	18.5	—	18.5	—
Group annuity insurance contracts	20.6	—	—	20.6
Real estate	3.3	—	3.3	—
Other securities	14.1	—	14.1	—
Total investments measured at fair value	$81.2	$2.5	$58.1	$20.6

Changes in fair value measurements of Level 3 investments during the years ended December 31, 2023 and 2022 are as follows (in millions):

	December 31, 2023	December 31, 2022
Balance at beginning of year	$20.6	$34.1
Actuarial gain (loss)	0.4	(7.7)
Interest Income	0.8	0.1
Transfers into (out of) Level 3	(2.4)	(2.3)
Foreign exchange effect	1.1	(3.6)
Balance at end of year	$20.5	$20.6

The Company plans to contribute approximately $3 million to its U.S. defined benefit pension plan and post-retirement plans and approximately $7 million to its non-U.S. defined benefit pension plans in 2024. During the year ended December 31, 2023, the Company contributed $2.6 million to its U.S. defined benefit pension plan and post-retirement plans and $7.2 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2024	$2.5	$5.7	$0.2
2025	$2.5	$5.7	$0.1
2026	$2.5	$5.9	$0.1
2027	$2.5	$6.0	$0.1
2028	$2.5	$6.1	$0.1
2029-2033	$11.9	$31.9	$0.4

For the other benefits, for measurement purposes, a 6.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2023, dropping to 6% in 2024 and then decreasing one-half percentage point per year until it reaches 4.50% for 2027 and thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on total service and interest cost components or post-retirement benefit obligation.

NOTE M – STOCKHOLDERS’ EQUITY

On December 31, 2023, there were 84.6 million shares of common stock issued and 66.1 million shares of common stock outstanding. Of the 215.4 million unissued shares of common stock at that date, 1.6 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury

The Company values treasury stock on a cost basis. As of December 31, 2023, the Company held 18.5 million shares of common stock in treasury totaling $622.4 million, which include 0.8 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $22.1 million.

Preferred Stock

The Company’s certificate of incorporation was amended in June 1998 to authorize 50.0 million shares of preferred stock, $0.01 par value per share. As of December 31, 2023 and 2022, there were no shares of preferred stock outstanding.

Stock-Based Compensation

In May 2021, the stockholders approved the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Plan”) which increased the number of shares of common stock (“Shares”) authorized for issuance by 2.0 million. The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of common stock, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2023, 2.4 million shares were available for grant under the 2018 Plan.

During the year ended December 31, 2023, the Company awarded 0.7 million shares of Restricted Stock Awards to its employees with a weighted average fair value of $57.53 per share. Approximately 64% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 24% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 12% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date
	March 15, 2023	March 17, 2022	March 4, 2021
Dividend yields	1.21%	1.31%	1.12%
Expected volatility	46.54%	54.25%	53.03%
Risk free interest rate	3.81%	2.09%	0.29%
Expected life (in years)	3	3	3
Grant date fair value per share	$63.33	$44.25	$54.92

The following table is a summary of restricted stock awards under all of the Company’s plans:

	Restricted Stock Awards	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2022	1,849,796	$37.36
Granted	687,893	$57.53
Vested	(976,154)	$31.71
Canceled, expired or other	53,779	$43.34
Nonvested at December 31, 2023	1,615,314	$51.61

As of December 31, 2023, unrecognized compensation costs related to restricted stock totaled approximately $39.9 million, which will be expensed over a weighted average period of 1.7 years. The grant date weighted average fair value for restricted stock awards during the years ended December 31, 2023, 2022 and 2021 was $57.53, $40.16 and $44.26, respectively. The total fair value of shares vested for restricted stock awards was $31.0 million, $31.2 million and $23.0 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Tax benefits associated with stock-based compensation were $5.5 million, $4.5 million and $5.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2021	$(145.2)	$(6.0)	$1.2	$(58.4)	$(208.4)
Current year change	(42.8)	10.0	(1.2)	13.9	(20.1)
Balance at December 31, 2021	(188.0)	4.0	—	(44.5)	(228.5)
Current year change	(97.5)	(10.4)	(3.5)	(1.7)	(113.1)
Balance at December 31, 2022	(285.5)	(6.4)	(3.5)	(46.2)	(341.6)
Current year change	57.2	1.0	0.8	(4.5)	54.5
Balance at December 31, 2023	$(228.3)	$(5.4)	$(2.7)	$(50.7)	$(287.1)

As of December 31, 2023, AOCI for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $7.0 million, $1.3 million, $0.7 million and $2.4 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2023 and 2022. All amounts are net of tax (in millions).

	Year ended December 31, 2023					Year ended December 31, 2022
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)	$(188.0)	$4.0	$—	$(44.5)	$(228.5)
Other comprehensive income (loss) before reclassifications	57.2	(0.9)	0.8	(6.2)	50.9	(97.1)	(4.0)	(3.5)	(2.9)	(107.5)
Amounts reclassified from AOCI	—	1.9	—	1.7	3.6	(0.4)	(6.4)	—	1.2	(5.6)
Net other comprehensive income (loss)	57.2	1.0	0.8	(4.5)	54.5	(97.5)	(10.4)	(3.5)	(1.7)	(113.1)
Ending balance	$(228.3)	$(5.4)	$(2.7)	$(50.7)	$(287.1)	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)

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

Year Ended December 31,	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2023	1,287,214	$60.7
2022	2,862,650	$96.6
2021	28,688	$1.2

Dividends

The table below presents dividends declared by Terex’s Board of Directors and paid to the Company’s stockholders:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2023	$0.15	$0.15	$0.17	$0.17
2022	$0.13	$0.13	$0.13	$0.13
2021	$0.12	$0.12	$0.12	$0.12

In February 2024, Terex’s Board of Directors declared a dividend of $0.17 per share, which will be paid on March 19, 2024 to the Company’s stockholders of record as of March 8, 2024.

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period, TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 114 million ($24 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. While the Company continues to strongly oppose the state of Sao Paulo and plans to assert vigorous defenses, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay the ICMS tax and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of December 31, 2023 and 2022, the maximum exposure determined was $89.4 million and $121.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $5.3 million and $6.3 million at December 31, 2023 and 2022, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2023
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.4	$(0.1)	$0.2	$(1.2)	$8.3
Allowance for doubtful accounts - Non-current	0.3	—	—	—	0.3
Reserve for inventory	61.0	24.6	1.8	(16.9)	70.5
Valuation allowances for deferred tax assets	63.0	(9.1)	0.2	(1.4)	52.7
Totals	$133.7	$15.4	$2.2	$(19.5)	$131.8
Year ended December 31, 2022
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.7	$1.1	$(0.4)	$(1.0)	$9.4
Allowance for doubtful accounts - Non-current	10.7	—	(0.6)	(9.8)	0.3
Reserve for inventory	57.8	21.6	(2.8)	(15.6)	61.0
Valuation allowances for deferred tax assets	100.0	(24.3)	(1.1)	(11.6)	63.0
Totals	$178.2	$(1.6)	$(4.9)	$(38.0)	$133.7
Year ended December 31, 2021
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9.5	$2.5	$(0.8)	$(1.5)	$9.7
Allowance for doubtful accounts - Non-current	11.5	—	(0.8)	—	10.7
Reserve for inventory	61.8	15.0	(2.9)	(16.1)	57.8
Valuation allowances for deferred tax assets	112.1	(12.0)	(0.1)	—	100.0
Totals	$194.9	$5.5	$(4.6)	$(17.6)	$178.2

(1)Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).
(2)Primarily represents the utilization of established reserves, net of recoveries.