Form 10-Q
period 2024-03-31
TEREX CORP
filed 2024-04-26
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 67.3 million as of April 23, 2024.

The Exhibit Index begins on page 38.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2024 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•our consolidated financial results are reported in United States (“U.S.”) dollars while certain assets and other reported items are denominated in the currencies of other countries, creating currency exchange and translation risk;
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
For the Quarterly Period Ended March 31, 2024

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2024	2023
Net sales	$1,292.5	$1,235.7
Cost of goods sold	(995.2)	(957.0)
Gross profit	297.3	278.7
Selling, general and administrative expenses	(139.0)	(131.0)
Income (loss) from operations	158.3	147.7
Other income (expense)
Interest income	3.6	2.0
Interest expense	(15.0)	(14.9)
Other income (expense) – net	(10.4)	(1.6)
Income (loss) from continuing operations before income taxes	136.5	133.2
(Provision for) benefit from income taxes	(28.0)	(23.3)
Income (loss) from continuing operations	108.5	109.9
Gain (loss) on disposition of discontinued operations – net of tax	—	2.7
Net income (loss)	$108.5	$112.6

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.62	$1.62
Gain (loss) on disposition of discontinued operations – net of tax	—	0.04
Net income (loss)	$1.62	$1.66
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.60	$1.60
Gain (loss) on disposition of discontinued operations – net of tax	—	0.04
Net income (loss)	$1.60	$1.64
Weighted average number of shares outstanding in per share calculation
Basic	67.0	67.7
Diluted	67.9	68.8

Comprehensive income (loss)	$79.7	$138.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$364.9	$370.7
Receivables (net of allowance of $9.1 and $8.3 at March 31, 2024 and December 31, 2023, respectively)	685.3	547.8
Inventories	1,217.6	1,186.0
Prepaid and other current assets	121.8	140.7
Total current assets	2,389.6	2,245.2
Non-current assets
Property, plant and equipment – net	573.7	569.8
Goodwill	292.0	294.6
Intangible assets – net	14.8	15.7
Other assets	489.8	490.2
Total assets	$3,759.9	$3,615.5

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3.2	$2.8
Trade accounts payable	699.3	702.6
Other current liabilities	402.7	413.8
Total current liabilities	1,105.2	1,119.2
Non-current liabilities
Long-term debt, less current portion	720.9	620.4
Other non-current liabilities	201.9	203.6
Total liabilities	2,028.0	1,943.2
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.1 and 84.6 shares at March 31, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid-in capital	900.1	906.1
Retained earnings	1,771.7	1,674.8
Accumulated other comprehensive income (loss)	(315.9)	(287.1)
Less cost of shares of common stock in treasury – 18.5 shares at March 31, 2024 and December 31, 2023	(624.9)	(622.4)
Total stockholders’ equity	1,731.9	1,672.3
Total liabilities and stockholders’ equity	$3,759.9	$3,615.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2023	66.1	$0.9	$906.1	$1,674.8	$(287.1)	$(622.4)	$1,672.3
Net income (loss)	—	—	—	108.5	—	—	108.5
Other comprehensive income (loss) – net of tax	—	—	—	—	(28.8)	—	(28.8)
Issuance of common stock related to compensation	0.5	—	24.4	—	—	—	24.4
Compensation under stock-based plans – net	—	—	(30.6)	—	—	0.5	(30.1)
Dividends	—	—	0.2	(11.6)	—	—	(11.4)
Acquisition of treasury stock	—	—	—	—	—	(3.0)	(3.0)
Balance at March 31, 2024	66.6	$0.9	$900.1	$1,771.7	$(315.9)	$(624.9)	$1,731.9

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2022	66.8	$0.9	$881.6	$1,200.6	$(341.6)	$(560.3)	$1,181.2
Net income (loss)	—	—	—	112.6	—	—	112.6
Other comprehensive income (loss) – net of tax	—	—	—	—	26.3	—	26.3
Issuance of common stock related to compensation	0.6	—	9.5	—	—	—	9.5
Compensation under stock-based plans – net	—	—	(22.3)	—	—	1.5	(20.8)
Dividends	—	—	0.1	(10.3)	—	—	(10.2)
Acquisition of treasury stock	(0.1)	—	—	—	—	(4.0)	(4.0)
Balance at March 31, 2023	67.3	$0.9	$868.9	$1,302.9	$(315.3)	$(562.8)	$1,294.6

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$108.5	$112.6
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14.9	12.1
Stock-based compensation expense	10.0	7.8
Inventory and other non-cash charges	18.4	7.0
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(144.6)	(79.3)
Inventories	(54.9)	(98.8)
Trade accounts payable	19.4	61.4
Other assets and liabilities	(4.4)	(17.3)
Foreign exchange and other operating activities, net	(1.2)	3.6
Net cash provided by (used in) operating activities	(33.9)	9.1
Investing Activities
Capital expenditures	(35.0)	(20.3)
Acquisitions, net of cash acquired, and investments	(1.8)	(10.0)
Other investing activities, net	1.0	0.6
Net cash provided by (used in) investing activities	(35.8)	(29.7)
Financing Activities
Repayments of debt	(28.0)	(118.7)
Proceeds from issuance of debt	127.2	118.8
Share repurchases	(2.9)	(3.3)
Dividends paid	(11.4)	(10.2)
Other financing activities, net	(13.7)	(18.3)
Net cash provided by (used in) financing activities	71.2	(31.7)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7.3)	2.4
Net Increase (Decrease) in Cash and Cash Equivalents	(5.8)	(49.9)
Cash and Cash Equivalents at Beginning of Period	370.7	304.1
Cash and Cash Equivalents at End of Period	$364.9	$254.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2024 and for the three months ended March 31, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2023.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments which do not have readily determinable fair values. All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2024 presentation.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

Accounting Standards to be Implemented. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment reporting disclosures, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires that companies disclose, at the reportable segment level, the significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the amount and composition of other segment items. The ASU also requires companies to disclose the title and position of the CODM and how the CODM uses the reported measures of a segment’s profit or loss when assessing performance and deciding how to allocate resources. Additionally, the ASU mandates that all segment disclosures currently required annually by Topic 280, including the enhancements outlined in the ASU, be disclosed on an interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures to consolidated financial statements.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $633.5 million and $493.8 million of trade accounts receivable at March 31, 2024 and December 31, 2023, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2023	$8.3
Provision for credit losses	1.1
Other (1)	(0.3)
Balance as of March 31, 2024	$9.1
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Supplier Finance. The Company has a supplier finance program to pay a third-party bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. There is no confirmed obligation outstanding at March 31, 2024 and December 31, 2023, respectively.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2023	$47.8
Accruals for warranties issued during the period	9.7
Changes in estimates	2.6
Settlements during the period	(11.0)
Foreign exchange effect/other	(0.5)
Balance as of March 31, 2024	$48.6

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

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global manufacturer of materials processing machinery and aerial work platforms. The Company designs, builds and supports products used in maintenance, manufacturing, energy, recycling, minerals and materials management, and construction applications. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, Australia and Asia and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification to parts and service support.

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended March 31,
	2024	2023
Net sales
MP	$520.0	$553.8
AWP	772.7	685.9
Corporate and Other / Eliminations	(0.2)	(4.0)
Total	$1,292.5	$1,235.7
Income (loss) from operations
MP	$72.1	$85.3
AWP	107.3	83.1
Corporate and Other / Eliminations	(21.1)	(20.7)
Total	$158.3	$147.7

	March 31, 2024	December 31, 2023
Identifiable assets
MP	$2,029.0	$2,091.4
AWP	2,353.3	2,216.2
Corporate and Other / Eliminations	(622.4)	(692.1)
Total	$3,759.9	$3,615.5

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$236.1	$556.1	$2.2	$794.4	$248.0	$433.6	$2.8	$684.4
Western Europe	136.1	125.7	0.1	261.9	150.6	140.2	0.1	290.9
Asia-Pacific	103.1	43.9	—	147.0	97.9	54.4	0.2	152.5
Rest of World (1)	44.7	47.0	(2.5)	89.2	57.3	57.7	(7.1)	107.9
Total (2)	$520.0	$772.7	$(0.2)	$1,292.5	$553.8	$685.9	$(4.0)	$1,235.7

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $732.5 million and $628.8 million for the three months ended March 31, 2024 and 2023, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$542.1	$0.7	$542.8	$—	$484.3	$0.5	$484.8
Materials Processing Equipment	357.0	—	—	357.0	334.4	—	—	334.4
Specialty Equipment	162.5	—	—	162.5	215.7	—	0.3	216.0
Utility Equipment	—	150.3	—	150.3	—	128.4	—	128.4
Other (1)	0.5	80.3	(0.9)	79.9	3.7	73.2	(4.8)	72.1
Total	$520.0	$772.7	$(0.2)	$1,292.5	$553.8	$685.9	$(4.0)	$1,235.7

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2024, the Company recognized income tax expense of $28.0 million on income of $136.5 million, an effective tax rate of 20.5%, as compared to income tax expense of $23.3 million on income of $133.2 million, an effective tax rate of 17.5%, for the three months ended March 31, 2023. The higher effective tax rate for the three months ended March 31, 2024 when compared with the three months ended March 31, 2023 is primarily due to higher tax related to geographic distribution of income and lower favorable discrete items.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation, many of which are effective in 2024 subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. The Company has determined the impact of enacted Pillar Two legislation on its financial statements is not material. The Company will continue to evaluate the financial statement impacts as additional Pillar Two rules are enacted.

NOTE D – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2024	2023
Income (loss) from continuing operations	$108.5	$109.9
Gain (loss) on disposition of discontinued operations – net of tax	—	2.7
Net income (loss)	$108.5	$112.6
Basic shares:
Weighted average shares outstanding	67.0	67.7
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.62	$1.62
Gain (loss) on disposition of discontinued operations – net of tax	—	0.04
Net income (loss)	$1.62	$1.66
Diluted shares:
Weighted average shares outstanding – basic	67.0	67.7
Effect of dilutive securities:
Restricted stock	0.9	1.1
Diluted weighted average shares outstanding	67.9	68.8
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.60	$1.60
Gain (loss) on disposition of discontinued operations – net of tax	—	0.04
Net income (loss)	$1.60	$1.64

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.3 million and 0.1 million were outstanding during the three months ended March 31, 2024 and 2023, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE E – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2024	December 31, 2023
Finished equipment	$494.6	$467.9
Replacement parts	185.6	185.6
Work-in-process	138.7	131.5
Raw materials and supplies	398.7	401.0
Inventories	$1,217.6	$1,186.0

Inventory reserves were $70.1 million and $70.5 million at March 31, 2024 and December 31, 2023, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2024	December 31, 2023
Property	$80.2	$75.1
Plant	313.1	302.4
Equipment	506.4	492.3
Leasehold improvements	52.1	51.8
Construction in progress	57.1	73.4
Property, plant and equipment – gross	1,008.9	995.0
Less: Accumulated depreciation	(435.2)	(425.2)
Property, plant and equipment – net	$573.7	$569.8

NOTE G – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2023, gross	$217.5	$138.9	$356.4
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2023, net	194.3	100.3	294.6
Foreign exchange effect and other	(2.2)	(0.4)	(2.6)
Balance at March 31, 2024, gross	215.3	138.5	353.8
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at March 31, 2024, net	$192.1	$99.9	$292.0

Intangible assets, net were comprised of the following (in millions):

		March 31, 2024			December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.4	$(9.3)	$0.1	$9.6	$(9.5)	$0.1
Customer Relationships	17	35.2	(28.9)	6.3	35.5	(28.7)	6.8
Land Use Rights	80	3.9	(0.8)	3.1	3.9	(0.8)	3.1
Other	9	30.1	(24.8)	5.3	30.3	(24.6)	5.7
Total definite-lived intangible assets		$78.6	$(63.8)	$14.8	$79.3	$(63.6)	$15.7

	Three Months Ended March 31,
(in millions)	2024	2023
Aggregate Amortization Expense	$0.6	$0.8

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2024	$2.4
2025	2.3
2026	2.1
2027	2.1
2028	1.2

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $16.8 million and $22.2 million at March 31, 2024 and December 31, 2023, respectively. Commodity swaps outstanding at March 31, 2024 mature on or before August 31, 2025. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $248.7 million and $250.0 million at March 31, 2024 and December 31, 2023, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at March 31, 2024 mature on or before June 21, 2024.

The Company had $1.6 million and $4.6 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at March 31, 2024 and December 31, 2023, respectively. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $199.9 million and $300.1 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at March 31, 2024 and December 31, 2023, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2024		December 31, 2023
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$0.4	$0.1	$1.7
Cross currency swaps - net investment hedge	Other current assets	0.9	—	—	—
Commodity swaps	Other current assets	0.8	—	2.4	—
Cross currency swaps - net investment hedge	Other non-current assets	0.4	—	—	—
Foreign exchange contracts	Other current liabilities	—	(0.7)	—	(0.8)
Cross currency swaps - net investment hedge	Other current liabilities	(3.2)	—	(5.1)	—
Commodity swaps	Other current liabilities	(0.1)	—	(0.2)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(2.1)	—	(5.1)	—
Net derivative asset (liability)		$(3.3)	$(0.3)	$(7.9)	$0.9
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Income Statement Account	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Foreign exchange contracts	$0.1	$(0.4)	Cost of goods sold	$—	$—
Commodity swaps	(0.5)	3.3	Cost of goods sold	(0.2)	(1.8)
Cross currency swaps - net investment hedge	4.7	(1.0)	Selling, general and administrative expenses	—	—
Total	$4.3	$1.9	Total	$(0.2)	$(1.8)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Income Statement Accounts in which effects of cash flow hedges are recorded	$(995.2)	$(957.0)	$(15.0)	$(14.9)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	(0.2)	(1.8)	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.9	0.8
Total	$(0.2)	$(1.8)	$0.9	$0.8

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended March 31,
Instrument	Income Statement Account	2024	2023
Foreign exchange contracts	Cost of goods sold	$(1.2)	$(0.3)
Foreign exchange contracts	Other income (expense) – net	(0.1)	1.0
	Total	$(1.3)	$0.7

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of March 31, 2024, it is estimated that approximately $1 million of losses are expected to be reclassified into earnings in the next twelve months.

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

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of March 31, 2024.

The Company had $99.1 million and no Revolver amounts outstanding at March 31, 2024 and December 31, 2023, respectively. The weighted average interest rate on the Revolver was 6.67% at March 31, 2024.

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

Letters of credit outstanding (in millions):

	March 31, 2024	December 31, 2023
$400 Million Facility	$—	$—
$300 Million Facility	71.0	71.8
Bilateral Arrangements	46.8	48.1
Total	$117.8	$119.9

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and the liability associated with the cash proceeds of $18.6 million and $19.0 million are presented in long term debt in the Condensed Consolidated Balance Sheet as of March 31, 2024 and December 31, 2023, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of March 31, 2024, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.94000	$564.0

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

	Three Months Ended March 31,
	2024			2023
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.3	$—	$—	$0.2	$—
Interest cost	0.4	1.1	—	0.4	1.1	—
Expected return on plan assets	—	(0.9)	—	—	(0.8)	—
Amortization of actuarial (gain) loss	—	0.7	—	—	0.6	—
Net periodic cost	$0.4	$1.2	$—	$0.4	$1.1	$—

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period, TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed and assessed unpaid ICMS tax, penalties and related interest in the amount of approximately BRL 115 million ($23 million). TLA challenged the claim of Sao Paulo and learned in October 2019 that the Sao Paulo claim has survived the administrative tribunal process. While the Company continues to strongly oppose the state of Sao Paulo and plans to assert vigorous defenses, no assurance can be given as to the final resolution of the ICMS litigation or that TLA will not ultimately be required to pay the ICMS tax and interest to the state of Sao Paulo.

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

For credit guarantees outstanding as of March 31, 2024 and December 31, 2023, the maximum exposure determined was $84.3 million and $89.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $5.2 million and $5.3 million at March 31, 2024 and December 31, 2023, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2024 and 2023. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2024					Three Months Ended March 31, 2023
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(228.3)	$(5.4)	$(2.7)	$(50.7)	$(287.1)	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)
Other comprehensive income (loss) before reclassifications	(33.9)	4.0	(0.2)	0.5	(29.6)	24.4	0.5	0.5	(1.0)	24.4
Amounts reclassified from AOCI	—	0.3	—	0.5	0.8	—	1.4	—	0.5	1.9
Net other comprehensive income (loss)	(33.9)	4.3	(0.2)	1.0	(28.8)	24.4	1.9	0.5	(0.5)	26.3
Ending balance	$(262.2)	$(1.1)	$(2.9)	$(49.7)	$(315.9)	$(261.1)	$(4.5)	$(3.0)	$(46.7)	$(315.3)

Stock-Based Compensation

During the three months ended March 31, 2024, the Company awarded 0.5 million shares of Restricted Stock to its employees with a weighted average fair value of $60.12 per share. Approximately 61% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 27% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 12% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

Fair value of time-based awards is based on the market price of our common stock at the date of grant approval. The fair value of performance-based awards, except for awards based on a market condition, is based on the market price of our common stock at the date of grant approval, except fair values are multiplied by the probability of achievement as of the period-end date. For awards based on a market condition, fair value is based on the Monte Carlo method at grant date. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The Company used the Monte Carlo method to determine grant date fair value of $67.70 per share for awards with a market condition granted on March 15, 2024.

The following table presents the weighted-average assumptions used in the valuations:

Grant date
March 15, 2024
Dividend yields	1.15%
Expected volatility	42.65%
Risk free interest rate	4.50%
Expected life (in years)	3

Share Repurchases

In July 2018, Terex’s Board of Directors (“Board”) authorized the repurchase of up to $300 million of the Company’s outstanding shares of common stock. In December 2022, Terex’s Board authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased, inclusive of transactions executed but not settled, by the Company under these programs.

Three Months Ended March 31	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2024	46,337	$2.7
2023	79,285	$3.7

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s shareholders:

Year	First Quarter
2024	$0.17
2023	$0.15

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2024 outlook for EPS is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2024 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. Our operations teams executed well during the first quarter of 2024, maintaining their focus on improving deliveries to our customers and continuing with cost reduction and productivity improvement initiatives. We continued our investment in technology and new product development, which are important to help enable us to take advantage of sustainability trends such as recycling, electrification and decarbonization. Company-wide investments in new product development and continued deployment of digital customer and dealer solutions are important to help deliver long-term growth. We continued to make good progress ramping up our facility in Monterrey, Mexico.

Our performance in the first quarter of 2024 reflected a strong start to the year with sales growth and margin expansion versus the prior year period. Net sales of $1.3 billion were up 5% year-over-year, reflecting continued demand for our products across multiple businesses. Gross margins increased by 40 basis points year-over-year as manufacturing throughput and disciplined price-cost management. Income from operations of $158 million was up 7% year-over-year. Operating margin of 12.2% was up 20 basis points compared to the prior year period. Customer demand remains healthy across most of our businesses, supported by favorable end market conditions. Our backlog of $3.1 billion remains significantly above historical levels. Our consolidated bookings in the first quarter of more than $1 billion were down compared to the prior year period, which reflects a return to more normal seasonal order patterns and softer demand in Europe.

MP had a good start in 2024 and is executing well despite more challenging macro conditions for a few of its businesses. For the first quarter, MP sales declined by 6% to $520 million compared to the first quarter of 2023, due primarily to lower end-market demand for material handling equipment and cranes in Europe, partially offset by growth for aggregates in North America. Our mobile crushing and screening businesses are benefiting from the strength of aggregates and recycled materials. MP delivered an operating margin of 13.9% for the quarter, down 150 basis points as compared to the prior year period, which was driven by lower sales volume and net unfavorable product mix. Although we are seeing some softness in European order activity, MP’s backlog of $712 million remains above historical norms, supporting our 2024 outlook.

AWP’s first quarter 2024 net sales were up 13% compared to the prior year period, primarily driven by higher demand, as well as improved supply chain and manufacturing performance. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 13.9% for the quarter, an improvement of 180 basis points compared to the prior year period, driven by higher sales volumes, improved manufacturing throughput and disciplined price-cost management. AWP continues to have a strong backlog of $2.4 billion, supporting our 2024 outlook. In 2024, we will continue to move multiple production lines throughout our global footprint. While these moves are expected to have long-term benefits, we anticipate they will result in short-term manufacturing inefficiencies.

In the first quarter of 2024, our largest market remained North America, which represented approximately 61% of our global sales. As compared to the prior year period, sales were up in North America and down in all other major geographies.

We continued to execute our capital allocation strategy in the first quarter of 2024 as we made strategic investments in our businesses and we returned capital to shareholders. We continued to invest in our businesses with $35 million deployed for capital expenditures in the first quarter of 2024 to support business growth. We typically use cash in the first quarter of the year and had a negative free cash flow of $69 million in the first quarter of 2024. We continue to maintain ample liquidity and as of March 31, 2024, we had $866 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

Customer demand remains strong for many of our products and services, although we are planning for continued softness in Europe for the balance of the year. It is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively. As a result of the strong execution of our team members in the first quarter and our healthy backlog, we now expect EPS for 2024 of $6.95 to $7.35 on net sales of $5.2 to $5.4 billion. Our sales outlook incorporates the latest dialogue with our customers and our suppliers and our current supply chain expectations.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by one minus the annualized effective tax rate, as adjusted. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

In the calculation of ROIC, we adjust the annualized effective tax rate to reflect management’s expectation of the full-year effective tax rate and amortize the one-time tax benefit derived from recording of a deferred tax asset in relation to our Swiss operations in 2023 to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Our management and Board of Directors (“Board”) use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2024 was 27.6%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '24	Dec '23	Sep '23	Jun '23	Mar '23
Annualized effective tax rate as adjusted(1)	19.8%	18.2%	18.2%	18.2%
Income (loss) from operations	$158.3	$115.7	$163.2	$209.9
Multiplied by: 1 minus annualized effective tax rate	80.2%	81.8%	81.8%	81.8%
Net operating income (loss) after tax	$127.0	$94.6	$133.5	$171.7
Debt	$724.1	$623.2	$708.7	$736.7	$777.0
Less: Cash and cash equivalents	(364.9)	(370.7)	(352.3)	(297.7)	(254.2)
Debt less Cash and cash equivalents	359.2	252.5	356.4	439.0	522.8
Stockholders’ equity	1,731.9	1,672.3	1,496.2	1,432.2	1,294.6
Debt less Cash and cash equivalents plus Stockholders’ equity	$2,091.1	$1,924.8	$1,852.6	$1,871.2	$1,817.4

(1) The annualized effective tax rate for each 2023 period represents the adjusted full-year 2023 effective tax rate.

March 31, 2024 ROIC	27.6%
NOPAT as adjusted (last 4 quarters)	$526.8
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$1,911.4

Three Months Ended March 31, 2024	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$136.5	$(28.0)	20.5%
Effect of adjustments:
Tax related to full-year effective tax rate expectation	—	(2.0)
Tax related to Swiss deferred tax asset	—	3.0
As adjusted	$136.5	$(27.0)	19.8%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared with Three Months Ended March 31, 2023

Consolidated

	Three Months Ended March 31,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,292.5	—	$1,235.7	—	4.6%
Gross profit	297.3	23.0%	278.7	22.6%	6.7%
SG&A expenses	139.0	10.8%	131.0	10.6%	6.1%
Income from operations	158.3	12.2%	147.7	12.0%	7.2%

Net sales for the three months ended March 31, 2024 increased $56.8 million when compared to the same period in 2023 primarily due to healthy demand for aerial work platforms, utility products and aggregates in North America.

Gross profit for the three months ended March 31, 2024 increased $18.6 million when compared to the same period in 2023 primarily due to incremental profit achieved on higher sales volume, improved manufacturing throughput and disciplined price-cost management.

SG&A expenses for the three months ended March 31, 2024 increased $8.0 million when compared to the same period in 2023 primarily due to higher compensation costs and technology expenses.

Income from operations for the three months ended March 31, 2024 increased $10.6 million when compared to the same period in 2023 primarily due to incremental profit achieved on higher sales volume, improved manufacturing throughput and disciplined price-cost management.

Materials Processing

	Three Months Ended March 31,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$520.0	—	$553.8	—	(6.1)%
Income from operations	72.1	13.9%	85.3	15.4%	(15.5)%

Net sales for the three months ended March 31, 2024 decreased $33.8 million when compared to the same period in 2023 primarily due to lower end-market demand for material handling equipment and cranes in Europe, partially offset by growth for aggregates in North America.

Income from operations for the three months ended March 31, 2024 decreased $13.2 million when compared to the same period in 2023 primarily due to the impact of lower sales volume and net unfavorable product mix.

Aerial Work Platforms

	Three Months Ended March 31,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$772.7	—	$685.9	—	12.7%
Income from operations	107.3	13.9%	83.1	12.1%	29.1%

Net sales for the three months ended March 31, 2024 increased $86.8 million when compared to the same period in 2023 primarily due to high demand for aerial work platforms, utility products and telehandlers in North America, as well as improved supply chain and manufacturing performance.

Income from operations for the three months ended March 31, 2024 increased $24.2 million when compared to the same period in 2023 primarily due to incremental profit achieved on higher sales volume, improved manufacturing throughput and disciplined price-cost management.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(0.2)	—	$(4.0)	—	*
Loss from operations	(21.1)	*	(20.7)	*	(1.9)%
* Not a meaningful percentage

Loss from operations for the three months ended March 31, 2024 increased $0.4 million when compared to the same period in 2023.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three months ended March 31, 2024 and 2023 was $11.4 million and $12.9 million. The decrease in expense is primarily due to lower average borrowings and higher interest income, partially offset by receivable sales at higher interest rates in the current year period.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended March 31, 2024 and 2023 was an expense of $10.4 million and $1.6 million, respectively. The increase in expense is primarily due to mark-to-market losses recorded on equity investments in the current year period.

Income Taxes

During the three months ended March 31, 2024, we recognized income tax expense of $28.0 million on income of $136.5 million, an effective tax rate of 20.5%, as compared to income tax expense of $23.3 million on income of $133.2 million, an effective tax rate of 17.5%, for the three months ended March 31, 2023. The higher effective tax rate for the three months ended March 31, 2024 when compared with the three months ended March 31, 2023 is primarily due to higher tax related to geographic distribution of income and lower favorable discrete items.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended March 31, 2023, the gain (loss) on disposition of discontinued operations - net of tax, primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At March 31, 2024, we had cash and cash equivalents of $365 million and undrawn availability under our revolving line of credit of $501 million, giving us total liquidity of approximately $866 million. During the three months ended March 31, 2024, our liquidity decreased by approximately $105 million from December 31, 2023 primarily due to cash used in operations, capital expenditures and dividends.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2026. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic volatility resulting from supply chain constraints, inflationary pressures, foreign exchange rate volatility, geopolitical uncertainty and high interest rates.
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
•Availability and utilization of other sources of liquidity such as trade account receivables sales programs.

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

We had free cash flow use of $68.9 million for the three months ended March 31, 2024. The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2024
Net cash provided by (used in) operating activities	$(33.9)
Capital expenditures, net of proceeds from sale of capital assets	(35.0)
Free cash flow (use)	$(68.9)

Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2024, we sold, without material recourse, approximately $177 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 22.7% at March 31, 2024. The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2024 (in millions):

Three Months Ended March 31, 2024
Net sales	$1,292.5
x	4
Trailing three month annualized net sales	$5,170.0

As of March 31, 2024
Inventories	$1,217.6
Receivables	685.3
Trade accounts payable	(699.3)
Customer advances	(30.3)
Working capital	$1,173.3

Revolving line of credit (the “Revolver”) borrowings at March 31, 2024 were $99.1 million. At March 31, 2024, the weighted average interest rate was 6.67% on the Revolver. For information regarding debt, see Note I – “Long-Term Obligations” in Notes to Condensed Consolidated Financial Statements.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of Terex Financial Services to drive incremental sales by facilitating customer financing.

During the three months ended March 31, 2024, we repurchased 46,337 shares for $2.7 million leaving approximately $129 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in the first quarter of 2024, which was paid to the Company’s shareholders.

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

Cash Flows

Cash used in operations was $33.9 million for the three months ended March 31, 2024, compared to cash provided by operations of $9.1 million for the three months ended March 31, 2023. The increase in cash used in operations was primarily driven by higher working capital in the current year.

Cash used in investing activities was $35.8 million and $29.7 million for the three months ended March 31, 2024 and 2023, respectively. The increase in cash used in investing activities relates primarily to higher capital expenditures in the current year, partially offset by lower acquisition and investment activity in the current year.

Cash provided by financing activities was $71.2 million for the three months ended March 31, 2024, compared to cash used in financing activities of $31.7 million for the three months ended March 31, 2023. The increase in cash provided by financing activities was primarily due to lower debt repayments and higher debt borrowing in the current year.

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

At March 31, 2024, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2024 would have had approximately a $10 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended March 31, 2024.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At March 31, 2024, approximately 14% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.50%.

At March 31, 2024, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2024 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. While the overall continuity of material supply into our manufacturing operations has improved from the prior year, we continue to experience intermittent disruptions with certain material types, most notably electronic components. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures. However, we anticipate that we will continue to be affected by intermittent material shortages and production delays through the remainder of 2024, though the extent of these disruptions has eased.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components have continued while the cost of U.S. steel has declined in the first quarter. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. Tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, extended through May 31, 2024, and duty draw back. We also continue to explore other mechanisms to mitigate impacts of tariffs. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of March 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2024 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2024 - January 31, 2024	1,354	$57.86	—	$132,050
February 1, 2024 - February 29, 2024	13,350	$54.23	12,344	$131,388
March 1, 2024 - March 31, 2024	37,199	$58.81	33,993	$129,388
Total	51,903	$57.61	46,337	$129,388

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board of Directors authorized the repurchase up to $150 million of our outstanding shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

TEREX CORPORATION
(Registrant)

Date:	April 26, 2024	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	April 26, 2024	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)