Form 10-Q
period 2024-06-30
TEREX CORP
filed 2024-07-31
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 66.9 million as of July 25, 2024.

The Exhibit Index begins on page 44.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2024 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

Forward-Looking Information

Certain information in this Quarterly Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Quarterly Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “will” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•we may be unable to successfully integrate acquired businesses, including the Environmental Solutions Group business;
•we may not realize expected benefits for any acquired businesses within the timeframe anticipated or at all;
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
For the Quarterly Period Ended June 30, 2024

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,381.7	$1,403.1	$2,674.2	$2,638.8
Cost of goods sold	(1,053.3)	(1,060.2)	(2,048.5)	(2,017.2)
Gross profit	328.4	342.9	625.7	621.6
Selling, general and administrative expenses	(135.3)	(133.0)	(274.3)	(264.0)
Income (loss) from operations	193.1	209.9	351.4	357.6
Other income (expense)
Interest income	2.0	1.1	5.6	3.1
Interest expense	(15.6)	(15.4)	(30.6)	(30.3)
Other income (expense) – net	(5.4)	(3.8)	(15.8)	(5.4)
Income (loss) from continuing operations before income taxes	174.1	191.8	310.6	325.0
(Provision for) benefit from income taxes	(33.4)	(32.0)	(61.4)	(55.3)
Income (loss) from continuing operations	140.7	159.8	249.2	269.7
Gain (loss) on disposition of discontinued operations – net of tax	—	(0.4)	—	2.3
Net income (loss)	$140.7	$159.4	$249.2	$272.0

Basic earnings (loss) per share:
Income (loss) from continuing operations	$2.09	$2.36	$3.71	$3.98
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.04
Net income (loss)	$2.09	$2.36	$3.71	$4.02
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$2.08	$2.35	$3.68	$3.94
Gain (loss) on disposition of discontinued operations – net of tax	—	(0.01)	—	0.03
Net income (loss)	$2.08	$2.34	$3.68	$3.97
Weighted average number of shares outstanding in per share calculation
Basic	67.2	67.6	67.1	67.7
Diluted	67.7	68.1	67.8	68.5

Comprehensive income (loss)	$113.9	$169.4	$193.6	$308.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$319.3	$370.7
Receivables (net of allowance of $10.4 and $8.3 at June 30, 2024 and December 31, 2023, respectively)	719.4	547.8
Inventories	1,232.8	1,186.0
Prepaid and other current assets	130.1	140.7
Total current assets	2,401.6	2,245.2
Non-current assets
Property, plant and equipment – net	574.5	569.8
Goodwill	291.3	294.6
Intangible assets – net	14.1	15.7
Other assets	498.0	490.2
Total assets	$3,779.5	$3,615.5

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$3.4	$2.8
Trade accounts payable	703.7	702.6
Accrued compensation and benefits	98.6	135.6
Other current liabilities	282.2	278.2
Total current liabilities	1,087.9	1,119.2
Non-current liabilities
Long-term debt, less current portion	662.2	620.4
Other non-current liabilities	205.5	203.6
Total liabilities	1,955.6	1,943.2
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.1 and 84.6 shares at June 30, 2024 and December 31, 2023, respectively	0.9	0.9
Additional paid-in capital	909.0	906.1
Retained earnings	1,900.8	1,674.8
Accumulated other comprehensive income (loss)	(342.7)	(287.1)
Less cost of shares of common stock in treasury – 18.8 and 18.5 shares at June 30, 2024 and December 31, 2023	(644.1)	(622.4)
Total stockholders’ equity	1,823.9	1,672.3
Total liabilities and stockholders’ equity	$3,779.5	$3,615.5

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2023	66.1	$0.9	$906.1	$1,674.8	$(287.1)	$(622.4)	$1,672.3
Net income (loss)	—	—	—	108.5	—	—	108.5
Other comprehensive income (loss) – net of tax	—	—	—	—	(28.8)	—	(28.8)
Issuance of common stock related to compensation	0.5	—	24.4	—	—	—	24.4
Compensation under stock-based plans – net	—	—	(30.6)	—	—	0.5	(30.1)
Dividends	—	—	0.2	(11.6)	—	—	(11.4)
Acquisition of treasury stock	—	—	—	—	—	(3.0)	(3.0)
Balance at March 31, 2024	66.6	$0.9	$900.1	$1,771.7	$(315.9)	$(624.9)	$1,731.9
Net income (loss)	—	—	—	140.7	—	—	140.7
Other comprehensive income (loss) – net of tax	—	—	—	—	(26.8)	—	(26.8)
Issuance of common stock related to compensation	—	—	0.8	—	—	—	0.8
Compensation under stock-based plans – net	—	—	8.0	—	—	—	8.0
Dividends	—	—	0.1	(11.6)	—	—	(11.5)
Acquisition of treasury stock	(0.3)	—	—	—	—	(19.2)	(19.2)
Balance at June 30, 2024	66.3	$0.9	$909.0	$1,900.8	$(342.7)	$(644.1)	$1,823.9

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2022	66.8	$0.9	$881.6	$1,200.6	$(341.6)	$(560.3)	$1,181.2
Net income (loss)	—	—	—	112.6	—	—	112.6
Other comprehensive income (loss) – net of tax	—	—	—	—	26.3	—	26.3
Issuance of common stock related to compensation	0.6	—	9.5	—	—	—	9.5
Compensation under stock-based plans – net	—	—	(22.3)	—	—	1.5	(20.8)
Dividends	—	—	0.1	(10.3)	—	—	(10.2)
Acquisition of treasury stock	(0.1)	—	—	—	—	(4.0)	(4.0)
Balance at March 31, 2023	67.3	$0.9	$868.9	$1,302.9	$(315.3)	$(562.8)	$1,294.6
Net income (loss)	—	—	—	159.4	—	—	159.4
Other comprehensive income (loss) – net of tax	—	—	—	—	10.0	—	10.0
Issuance of common stock related to compensation	—	—	0.4	—	—	—	0.4
Compensation under stock-based plans – net	—	—	9.6	—	—	—	9.6
Dividends	—	—	0.2	(10.3)	—	—	(10.1)
Acquisition of treasury stock	(0.6)	—	—	—	—	(31.6)	(31.6)
Other	—	—	—	—	—	(0.1)	(0.1)
Balance at June 30, 2023	66.7	$0.9	$879.1	$1,452.0	$(305.3)	$(594.5)	$1,432.2

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$249.2	$272.0
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	30.0	24.9
Stock-based compensation expense	18.0	17.3
Inventory and other non-cash charges	24.7	9.8
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(183.7)	(128.8)
Inventories	(86.1)	(141.2)
Trade accounts payable	26.0	67.5
Other assets and liabilities	(43.1)	8.0
Foreign exchange and other operating activities, net	(2.4)	0.3
Net cash provided by (used in) operating activities	32.6	129.8
Investing Activities
Capital expenditures	(59.2)	(39.1)
Proceeds from sale of capital assets	0.1	33.5
Acquisitions, net of cash acquired, and investments	(1.8)	(15.8)
Other investing activities, net	9.6	0.4
Net cash provided by (used in) investing activities	(51.3)	(21.0)
Financing Activities
Repayments of debt	(90.5)	(229.8)
Proceeds from issuance of debt	131.0	187.7
Share repurchases	(21.5)	(35.4)
Dividends paid	(22.8)	(20.3)
Other financing activities, net	(18.6)	(21.2)
Net cash provided by (used in) financing activities	(22.4)	(119.0)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(10.3)	3.8
Net Increase (Decrease) in Cash and Cash Equivalents	(51.4)	(6.4)
Cash and Cash Equivalents at Beginning of Period	370.7	304.1
Cash and Cash Equivalents at End of Period	$319.3	$297.7

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2024 and for the three and six months ended June 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2023.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $664.7 million and $493.8 million of trade accounts receivable at June 30, 2024 and December 31, 2023, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2023	$8.3
Provision for credit losses	2.6
Other (1)	(0.5)
Balance as of June 30, 2024	$10.4
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Supplier Finance. The Company has a supplier finance program to pay a third-party bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. Confirmed obligation amounts outstanding were immaterial at June 30, 2024 and December 31, 2023.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2023	$47.8
Accruals for warranties issued during the period	19.2
Changes in estimates	1.7
Settlements during the period	(23.1)
Foreign exchange effect/other	(0.6)
Balance as of June 30, 2024	$45.0

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

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales
MP	$498.6	$577.4	$1,018.6	$1,131.2
AWP	881.8	824.9	1,654.5	1,510.8
Corporate and Other / Eliminations	1.3	0.8	1.1	(3.2)
Total	$1,381.7	$1,403.1	$2,674.2	$2,638.8
Income (loss) from operations
MP	$77.0	$98.2	$149.1	$183.5
AWP	133.8	133.6	241.1	216.7
Corporate and Other / Eliminations	(17.7)	(21.9)	(38.8)	(42.6)
Total	$193.1	$209.9	$351.4	$357.6

	June 30, 2024	December 31, 2023
Identifiable assets
MP	$2,013.8	$2,091.4
AWP	2,414.1	2,216.2
Corporate and Other / Eliminations	(648.4)	(692.1)
Total	$3,779.5	$3,615.5

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$242.2	$650.2	$0.7	$893.1	$260.6	$584.3	$3.4	$848.3
Western Europe	116.2	131.6	0.2	248.0	164.5	123.3	—	287.8
Asia-Pacific	88.3	51.3	0.9	140.5	102.8	57.6	—	160.4
Rest of World (1)	51.9	48.7	(0.5)	100.1	49.5	59.7	(2.6)	106.6
Total (2)	$498.6	$881.8	$1.3	$1,381.7	$577.4	$824.9	$0.8	$1,403.1

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $809.8 million and $771.4 million for the three months ended June 30, 2024 and 2023, respectively, attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$478.3	$1,206.3	$2.9	$1,687.5	$508.6	$1,017.9	$6.2	$1,532.7
Western Europe	252.3	257.3	0.3	509.9	315.1	263.5	0.1	578.7
Asia-Pacific	191.4	95.2	0.9	287.5	200.7	112.0	0.2	312.9
Rest of World (1)	96.6	95.7	(3.0)	189.3	106.8	117.4	(9.7)	214.5
Total (2)	$1,018.6	$1,654.5	$1.1	$2,674.2	$1,131.2	$1,510.8	$(3.2)	$2,638.8

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $1.5 billion and $1.4 billion for the six months ended June 30, 2024 and 2023, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended June 30, 2024				Three Months Ended June 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$624.9	$0.3	$625.2	$—	$585.1	$0.6	$585.7
Materials Processing Equipment	330.9	—	—	330.9	337.6	—	—	337.6
Specialty Equipment	167.7	—	0.1	167.8	240.0	—	0.3	240.3
Utility Equipment	—	150.9	—	150.9	—	156.9	—	156.9
Other (1)	—	106.0	0.9	106.9	(0.2)	82.9	(0.1)	82.6
Total	$498.6	$881.8	$1.3	$1,381.7	$577.4	$824.9	$0.8	$1,403.1

(1)     Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2024				Six Months Ended June 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,167.0	$1.0	$1,168.0	$—	$1,069.4	$1.1	$1,070.5
Materials Processing Equipment	687.9	—	—	687.9	672.0	—	—	672.0
Specialty Equipment	330.2	—	0.1	330.3	455.7	—	0.6	456.3
Utility Equipment	—	301.2	—	301.2	—	285.3	—	285.3
Other (1)	0.5	186.3	—	186.8	3.5	156.1	(4.9)	154.7
Total	$1,018.6	$1,654.5	$1.1	$2,674.2	$1,131.2	$1,510.8	$(3.2)	$2,638.8

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2024, the Company recognized income tax expense of $33.4 million on income of $174.1 million, an effective tax rate of 19.2%, as compared to income tax expense of $32.0 million on income of $191.8 million, an effective tax rate of 16.7%, for the three months ended June 30, 2023. The higher effective tax rate for the three months ended June 30, 2024 when compared with the three months ended June 30, 2023 is primarily due to higher tax related to geographic distribution of income and less favorable discrete items.

During the six months ended June 30, 2024, the Company recognized income tax expense of $61.4 million on income of $310.6 million, an effective tax rate of 19.8%, as compared to income tax expense of $55.3 million on income of $325.0 million, an effective tax rate of 17.0%, for the six months ended June 30, 2023. The higher effective tax rate for the six months ended June 30, 2024 when compared with the six months ended June 30, 2023 is primarily due to higher tax related to geographic distribution of income and less favorable discrete items.

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

NOTE D – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$140.7	$159.8	$249.2	$269.7
Gain (loss) on disposition of discontinued operations – net of tax	—	(0.4)	—	2.3
Net income (loss)	$140.7	$159.4	$249.2	$272.0
Basic shares:
Weighted average shares outstanding	67.2	67.6	67.1	67.7
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$2.09	$2.36	$3.71	$3.98
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.04
Net income (loss)	$2.09	$2.36	$3.71	$4.02
Diluted shares:
Weighted average shares outstanding – basic	67.2	67.6	67.1	67.7
Effect of dilutive securities:
Restricted stock	0.5	0.5	0.7	0.8
Diluted weighted average shares outstanding	67.7	68.1	67.8	68.5
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$2.08	$2.35	$3.68	$3.94
Gain (loss) on disposition of discontinued operations – net of tax	—	(0.01)	—	0.03
Net income (loss)	$2.08	$2.34	$3.68	$3.97

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.1 million and 0.5 million were outstanding during the three months ended June 30, 2024 and 2023, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock of approximately 0.1 million and 0.3 million were outstanding during the six months ended June 30, 2024 and 2023, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE E – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2024	December 31, 2023
Finished equipment	$528.4	$467.9
Replacement parts	177.3	185.6
Work-in-process	127.6	131.5
Raw materials and supplies	399.5	401.0
Inventories	$1,232.8	$1,186.0

Inventory reserves were $71.3 million and $70.5 million at June 30, 2024 and December 31, 2023, respectively.

NOTE F – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2024	December 31, 2023
Property	$76.1	$75.1
Plant	310.4	302.4
Equipment	509.5	492.3
Leasehold improvements	53.3	51.8
Construction in progress	71.9	73.4
Property, plant and equipment – gross	1,021.2	995.0
Less: Accumulated depreciation	(446.7)	(425.2)
Property, plant and equipment – net	$574.5	$569.8

NOTE G – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2023, gross	$217.5	$138.9	$356.4
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at December 31, 2023, net	194.3	100.3	294.6
Foreign exchange effect and other	(2.7)	(0.6)	(3.3)
Balance at June 30, 2024, gross	214.8	138.3	353.1
Accumulated impairment	(23.2)	(38.6)	(61.8)
Balance at June 30, 2024, net	$191.6	$99.7	$291.3

Intangible assets, net were comprised of the following (in millions):

		June 30, 2024			December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	7	$9.4	$(9.2)	$0.2	$9.6	$(9.5)	$0.1
Customer Relationships	17	35.1	(29.2)	5.9	35.5	(28.7)	6.8
Land Use Rights	80	3.9	(0.8)	3.1	3.9	(0.8)	3.1
Other	9	29.9	(25.0)	4.9	30.3	(24.6)	5.7
Total definite-lived intangible assets		$78.3	$(64.2)	$14.1	$79.3	$(63.6)	$15.7

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2024	2023	2024	2023
Aggregate Amortization Expense	$0.6	$0.6	$1.2	$1.4

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2024	$2.4
2025	2.3
2026	2.1
2027	2.1
2028	1.2

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $12.5 million and $22.2 million at June 30, 2024 and December 31, 2023, respectively. Commodity swaps outstanding at June 30, 2024 mature on or before August 31, 2025. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $278.1 million and $250.0 million at June 30, 2024 and December 31, 2023, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at June 30, 2024 mature on or before December 31, 2024.

The Company had no foreign exchange contracts outstanding that were designated as cash flow hedging instruments at June 30, 2024. The Company had $4.6 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at December 31, 2023. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $303.8 million and $300.1 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at June 30, 2024 and December 31, 2023, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2024		December 31, 2023
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$0.1	$0.1	$1.7
Cross currency swaps - net investment hedge	Other current assets	2.2	—	—	—
Commodity swaps	Other current assets	—	—	2.4	—
Cross currency swaps - net investment hedge	Other non-current assets	0.2	—	—	—
Foreign exchange contracts	Other current liabilities	—	(1.3)	—	(0.8)
Cross currency swaps - net investment hedge	Other current liabilities	(2.7)	—	(5.1)	—
Commodity swaps	Other current liabilities	(1.6)	—	(0.2)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(1.3)	—	(5.1)	—
Net derivative asset (liability)		$(3.2)	$(1.2)	$(7.9)	$0.9
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Income Statement Account	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Foreign exchange contracts	$(0.2)	$(0.1)	Cost of goods sold	$—	$—
Commodity swaps	(2.6)	(3.1)	Cost of goods sold	0.4	0.2
Cross currency swaps - net investment hedge	2.6	7.3	Selling, general and administrative expenses	—	—
Total	$(0.2)	$4.1	Total	$0.4	$0.2

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Income Statement Account	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Foreign exchange contracts	$—	$(0.4)	Cost of goods sold	$(0.2)	$(0.2)
Commodity swaps	0.8	4.1	Cost of goods sold	(1.1)	(2.9)
Cross currency swaps - net investment hedge	(0.7)	(1.7)	Selling, general and administrative expenses	—	—
Total	$0.1	$2.0	Total	$(1.3)	$(3.1)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,053.3)	$(2,048.5)	$(15.6)	$(30.6)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	0.4	0.2	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.9	1.8
Total	$0.4	$0.2	$0.9	$1.8

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,060.2)	$(2,017.2)	$(15.4)	$(30.3)
Gain (loss) reclassified from AOCI into Income (loss):
Foreign exchange contracts	(0.2)	(0.2)	—	—
Commodity swaps	(1.1)	(2.9)	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	0.4	1.2
Total	$(1.3)	$(3.1)	$0.4	$1.2

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Income Statement Account	2024	2023	2024	2023
Foreign exchange contracts	Cost of goods sold	$(1.2)	$(2.8)	$(2.4)	$(3.1)
Foreign exchange contracts	Other income (expense) – net	(0.4)	(0.7)	(0.5)	0.3
	Total	$(1.6)	$(3.5)	$(2.9)	$(2.8)

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of June 30, 2024, it is estimated that approximately $2 million of losses are expected to be reclassified into earnings in the next twelve months.

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

The Credit Agreement requires the Company to comply with a number of covenants which limit, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver are greater than 30% of the total revolving credit commitments, the Credit Agreement requires the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contains customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of June 30, 2024.

The Company had $40.0 million and no Revolver amounts outstanding at June 30, 2024 and December 31, 2023, respectively. The weighted average interest rate on the Revolver was 7.09% at June 30, 2024.

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

Letters of credit outstanding (in millions):

	June 30, 2024	December 31, 2023
$400 Million Facility	$—	$—
$300 Million Facility	70.4	71.8
Bilateral Arrangements	58.0	48.1
Total	$128.4	$119.9

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and the liability associated with the cash proceeds of $18.4 million and $19.0 million are presented in long term debt in the Condensed Consolidated Balance Sheet as of June 30, 2024 and December 31, 2023, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of June 30, 2024, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600.0	0.95000	$570.0

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

See Note M – “Subsequent Events” for additional information on the committed debt financing for the Environmental Solutions Group (“ESG”) transaction, incremental term loan agreement and amendment to the credit agreement.

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

	Three Months Ended June 30,						Six Months Ended June 30,
	2024			2023			2024			2023
	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other	U.S. Pension	Non-U.S. Pension	Other
Components of net periodic cost:
Service cost	$—	$0.3	$—	$—	$0.1	$—	$—	$0.6	$—	$—	$0.3	$—
Interest cost	0.4	1.1	—	0.5	1.1	—	0.8	2.2	—	0.9	2.2	—
Expected return on plan assets	—	(0.9)	—	—	(0.8)	—	—	(1.8)	—	—	(1.6)	—
Amortization of prior service cost	—	0.1	—	—	0.1	—	—	0.1	—	—	0.1	—
Amortization of actuarial (gain) loss	(0.1)	0.6	—	(0.1)	0.5	—	(0.1)	1.3	—	(0.1)	1.1	—
Net periodic cost	$0.3	$1.2	$—	$0.4	$1.0	$—	$0.7	$2.4	$—	$0.8	$2.1	$—

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

Terex Latin América Equipamentos Ltda ICMS Proceedings

Terex Latin America Equipamentos Ltda (“TLA”) imports Terex products into Brazil through the state of Espirito Santo to its facility in Sao Paulo. For the 2004 through March 2009 period, TLA used a third-party trading company, SAB, as an agent to process the importation of Terex products. TLA properly paid the Espirito Santo ICMS tax (Brazilian state value-added tax) to SAB for payment to Espirito Santo, which would produce an ICMS credit to be used against imposition of Sao Paolo ICMS tax. SAB went into bankruptcy and may not have actually remitted to Espirito Santo the ICMS tax amounts paid to it by TLA. The Brazilian state of Sao Paulo challenged the credit against Sao Paolo ICMS that TLA claimed. This matter was settled for an immaterial amount in April 2024.

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

For credit guarantees outstanding as of June 30, 2024 and December 31, 2023, the maximum exposure determined was $78.1 million and $89.4 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $5.0 million and $5.3 million at June 30, 2024 and December 31, 2023, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2024 and 2023. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2024					Three Months Ended June 30, 2023
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(262.2)	$(1.1)	$(2.9)	$(49.7)	$(315.9)	$(261.1)	$(4.5)	$(3.0)	$(46.7)	$(315.3)
Other comprehensive income (loss) before reclassifications	(27.1)	0.5	—	(0.1)	(26.7)	11.1	(1.0)	(0.2)	(1.5)	8.4
Amounts reclassified from AOCI	—	(0.7)	—	0.6	(0.1)	—	1.1	—	0.5	1.6
Net other comprehensive income (loss)	(27.1)	(0.2)	—	0.5	(26.8)	11.1	0.1	(0.2)	(1.0)	10.0
Ending balance	$(289.3)	$(1.3)	$(2.9)	$(49.2)	$(342.7)	$(250.0)	$(4.4)	$(3.2)	$(47.7)	$(305.3)

	Six Months Ended June 30, 2024					Six Months Ended June 30, 2023
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(228.3)	$(5.4)	$(2.7)	$(50.7)	$(287.1)	$(285.5)	$(6.4)	$(3.5)	$(46.2)	$(341.6)
Other comprehensive income (loss) before reclassifications	(61.0)	4.5	(0.2)	0.4	(56.3)	35.5	(0.5)	0.3	(2.5)	32.8
Amounts reclassified from AOCI	—	(0.4)	—	1.1	0.7	—	2.5	—	1.0	3.5
Net other comprehensive income (loss)	(61.0)	4.1	(0.2)	1.5	(55.6)	35.5	2.0	0.3	(1.5)	36.3
Ending balance	$(289.3)	$(1.3)	$(2.9)	$(49.2)	$(342.7)	$(250.0)	$(4.4)	$(3.2)	$(47.7)	$(305.3)
Stock-Based Compensation

During the six months ended June 30, 2024, the Company awarded 0.5 million shares of Restricted Stock to its employees with a weighted average fair value of $60.14 per share. Approximately 61% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 27% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 12% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Six Months Ended June 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2024	345,274	$19.6
2023	736,644	$33.8

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s shareholders:

Year	First Quarter	Second Quarter
2024	$0.17	$0.17
2023	$0.15	$0.15

In July 2024, Terex’s Board of Directors declared a dividend of $0.17 per share, which will be paid on September 19, 2024 to the Company’s shareholders of record as of August 9, 2024.

NOTE M – SUBSEQUENT EVENTS

Transaction Agreement

On July 21, 2024, Terex entered into a Transaction Agreement (the "TA") with Dover Corporation ("Dover"). Pursuant to the TA, Terex will acquire the subsidiaries of Dover that own and operate Dover’s ESG, a fully integrated equipment group serving the solid waste and recycling industry for a value of $2 billion (the “Transaction”). ESG designs and manufactures refuse collection vehicles, waste compaction equipment, and associated parts and digital solutions. The consideration is being paid in cash and Terex has received committed financing for the Transaction, as described below. The purchase price is subject to post-closing adjustments based upon the level of net working capital, cash and debt in the ESG business at the closing date. The Transaction, which is subject to regulatory clearance and other customary closing conditions, is targeted to close in the second half of 2024.

Commitment Letter

On July 21, 2024, Terex entered into a Commitment Letter (the "Commitment Letter") with UBS Securities LLC ("UBS Securities") and UBS AG, Stamford Branch ("UBS AG" and, together with UBS Securities and their respective affiliates, "UBS") in which UBS committed to provide Terex with an aggregate principal amount of up to $1,545 million.

Incremental Assumption and Amendment Agreement and Amendment

On July 21, 2024, Terex and certain of its subsidiaries entered into an Incremental Assumption and Amendment Agreement and Amendment with UBS AG (the “Incremental Agreement”) relating to the Credit Agreement among Terex, certain of its subsidiaries, the lenders and issuing banks party thereto and CSAG, as administrative agent and collateral agent.

The Incremental Agreement, among other things, establishes delayed draw term loan commitments in the amount of $455 million to be provided by UBS AG as the initial delayed draw term lender. The Incremental Agreement also amends the Credit Agreement to, among other things, establish the delayed draw term loan commitments and provide for the Transaction to be considered a limited condition acquisition pursuant to the Credit Agreement.

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

Non-GAAP Measures

In this document, we refer to various GAAP (U.S. generally accepted accounting principles) and non-GAAP financial measures. These non-GAAP measures may not be comparable to similarly titled measures being disclosed by other companies. Management believes that presenting these non-GAAP financial measures provide investors with additional analytical tools which are useful in evaluating our operating results and the ongoing performance of our underlying businesses because they (i) provide meaningful supplemental information regarding financial performance by excluding impact of one-time items and other items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. We do not, nor do we suggest that investors consider, such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

Overview

Safety is a top priority, not only for our team members, but also our customers. All Terex team members contribute to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the strong demand in our end-markets. Our operations teams executed well during the second quarter of 2024, maintaining their focus on improving deliveries to our customers and continuing with cost reduction and productivity improvement initiatives. We continued our investment in technology and new product development, which are important to help enable us to take advantage of sustainability trends such as recycling, electrification and decarbonization. Company-wide investments in new product development and continued deployment of digital customer and dealer solutions are important to help deliver long-term growth. We continued to make good progress ramping up our facility in Monterrey, Mexico. As we enter the second half of the year, we expect to start seeing increased efficiencies from Monterrey, which we believe will enhance long-term margin trajectory of AWP.

Our performance in the second quarter of 2024 reflected healthy customer demand for our products and excellent execution by our team members in a dynamic and challenging environment. Net sales of $1.4 billion were down 2% year-over-year, reflecting a continued weakness in European markets, partially offset by continued strong demand for aerial work platforms and telehandlers in North America. Gross margins decreased by 60 basis points year-over-year due to unfavorable mix. Income from operations of $193 million was down 8% year-over-year. Operating margin of 14.0% was down 100 basis points compared to the prior year. Our backlog of $2.4 billion remains significantly above historical levels. Over time, we expect our backlog to normalize to pre-pandemic levels as our lead times have normalized due to global supply chain improvements. While consolidated bookings were down in the second quarter year-over-year, we expect improved bookings in the fourth quarter of 2024 and first quarter of 2025 as we return to more normal season ordering patterns and our annual national contracts are finalized.

MP executed well in the quarter despite lower end-market demand across certain materials processing businesses. For the second quarter, MP sales declined by 14% to $499 million compared to the second quarter of 2023, primarily driven by our material handling business. MP delivered an operating margin of 15.4% for the quarter, down 160 basis points as compared to the prior year, which was driven by unfavorable product mix, partially offset by cost discipline. Although we are seeing some softness in order activity, MP’s backlog of $558 million remains slightly elevated from historical norms and is returning to pre-pandemic levels.

AWP’s second quarter 2024 net sales were up 7% compared to the prior year, primarily driven by higher demand in North America, as well as improved supply chain and manufacturing throughput. Construction, infrastructure, and industrial applications are driving demand for Genie products. Examples of such applications for Genie products include data centers, warehouses and manufacturing facilities. Our Utilities business is benefiting from electric grid expansion across the U.S. AWP delivered operating margins of 15.2% for the quarter, down 100 basis points compared to the prior year, driven by Monterrey start-up inefficiencies and a one-time facility sale gain in the prior year. AWP continues to have a strong backlog of $1.8 billion.

In the second quarter of 2024, our largest market remained North America, which represented approximately 65% of our global sales. As compared to the prior year, sales were up in North America and down in all other major geographies.

We continued to execute our capital allocation strategy in the second quarter of 2024 as we made strategic investments in our businesses and we returned capital to shareholders. We continued to invest in our businesses with $24 million deployed for capital expenditures in the second quarter of 2024 to support business growth. We generated $42 million of free cash flow in the second quarter of 2024. We continue to maintain ample liquidity and as of June 30, 2024, we had $879 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

As a result of the strong execution of our team members in the second quarter and our healthy backlog, we anticipate achieving an adjusted EPS for 2024 of $7.15 to $7.45 on sales of $5.1 to $5.3 billion. Our sales outlook incorporates the latest dialogue with our customers and our suppliers and our current supply chain expectations. It is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively.

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

In the calculation of ROIC, we adjust the annualized effective tax rate to reflect management’s expectation of the full-year effective tax rate and amortize the one-time tax benefit derived from recording of a deferred tax asset in relation to our Swiss operations in 2023 to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Our management and Board of Directors (“Board”) use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2024 was 25.9%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '24	Mar '24	Dec '23	Sep '23	Jun '23
Annualized effective tax rate as adjusted(1)	19.1%	19.1%	18.2%	18.2%
Income (loss) from operations	$193.1	$158.3	$115.7	$163.2
Multiplied by: 1 minus annualized effective tax rate	80.9%	80.9%	81.8%	81.8%
Net operating income (loss) after tax	$156.2	$128.1	$94.6	$133.5
Debt	$665.6	$724.1	$623.2	$708.7	$736.7
Less: Cash and cash equivalents	(319.3)	(364.9)	(370.7)	(352.3)	(297.7)
Debt less Cash and cash equivalents	346.3	359.2	252.5	356.4	439.0
Stockholders’ equity	1,823.9	1,731.9	1,672.3	1,496.2	1,432.2
Debt less Cash and cash equivalents plus Stockholders’ equity	$2,170.2	$2,091.1	$1,924.8	$1,852.6	$1,871.2

(1) The annualized effective tax rate for each 2023 period represents the adjusted full-year 2023 effective tax rate.

June 30, 2024 ROIC	25.9%
NOPAT as adjusted (last 4 quarters)	$512.4
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$1,982.0

Six Months Ended June 30, 2024	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$310.6	$(61.4)	19.8%
Effect of adjustments:
Tax related to full-year effective tax rate expectation	—	(3.7)
Tax related to Swiss deferred tax asset	—	5.8
As adjusted	$310.6	$(59.3)	19.1%

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared with Three Months Ended June 30, 2023

Consolidated

	Three Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,381.7	—	$1,403.1	—	(1.5)%
Gross profit	328.4	23.8%	342.9	24.4%	(4.2)%
SG&A expenses	135.3	9.8%	133.0	9.5%	1.7%
Income from operations	193.1	14.0%	209.9	15.0%	(8.0)%

Net sales for the three months ended June 30, 2024 decreased $21.4 million when compared to the same period in 2023, primarily due to lower end-market demand in Europe, primarily impacting our materials processing business, partially offset by continued strong demand for aerial work platforms and telehandlers in North America.

Gross profit for the three months ended June 30, 2024 decreased $14.5 million when compared to the same period in 2023, primarily due to the impact of lower sales volume as well as unfavorable mix, partially offset by cost discipline.

SG&A expenses for the three months ended June 30, 2024 increased $2.3 million when compared to the same period in 2023, primarily due to a prior year facility sale gain.

Income from operations for the three months ended June 30, 2024 decreased $16.8 million when compared to the same period in 2023, primarily due to the impact of lower sales volume, unfavorable mix and a prior year facility sale gain.

Materials Processing

	Three Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$498.6	—	$577.4	—	(13.6)%
Income from operations	77.0	15.4%	98.2	17.0%	(21.6)%

Net sales for the three months ended June 30, 2024 decreased $78.8 million when compared to the same period in 2023, primarily due to lower end-market demand across certain product lines and geographies as well as inventory rebalancing at our dealers.

Income from operations for the three months ended June 30, 2024 decreased $21.2 million when compared to the same period in 2023, primarily due to lower sales volume and unfavorable product mix, partially offset by cost discipline.

Aerial Work Platforms

	Three Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$881.8	—	$824.9	—	6.9%
Income from operations	133.8	15.2%	133.6	16.2%	0.1%

Net sales for the three months ended June 30, 2024 increased $56.9 million when compared to the same period in 2023, primarily due to healthy demand for aerial work platforms and telehandlers in North America.

Income from operations for the three months ended June 30, 2024 of $133.8 million was comparable to the same period in 2023 as incremental profit achieved on higher sales volume was offset by Monterrey start-up inefficiencies and a prior year facility sale gain.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1.3	—	$0.8	—	*
Loss from operations	(17.7)	*	(21.9)	*	19.2%
* Not a meaningful percentage

Loss from operations for the three months ended June 30, 2024 decreased $4.2 million when compared to the same period in 2023. The decrease in operating loss is primarily due to the negative impact of changes in foreign exchange rates in the prior year.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three months ended June 30, 2024 and 2023 was $13.6 million and $14.3 million. The decrease in expense is primarily due to lower average borrowings and higher interest income, partially offset by receivable sales at higher interest rates.

Other Income (Expense) – Net

Other income (expense) – net for the three months ended June 30, 2024 and 2023 was an expense of $5.4 million and $3.8 million, respectively. The increase in expense is primarily due to higher mark-to-market losses recorded on equity investments.

Income Taxes

During the three months ended June 30, 2024, we recognized income tax expense of $33.4 million on income of $174.1 million, an effective tax rate of 19.2%, as compared to income tax expense of $32.0 million on income of $191.8 million, an effective tax rate of 16.7%, for the three months ended June 30, 2023. The higher effective tax rate for the three months ended June 30, 2024 when compared with the three months ended June 30, 2023 is primarily due to higher tax related to geographic distribution of income and less favorable discrete items.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the three months ended June 30, 2023, the gain (loss) on disposition of discontinued operations - net of tax, primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses.

Six Months Ended June 30, 2024 Compared with Six Months Ended June 30, 2023

Consolidated

	Six Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,674.2	—	$2,638.8	—	1.3%
Gross profit	$625.7	23.4%	$621.6	23.6%	0.7%
SG&A expenses	$274.3	10.3%	$264.0	10.0%	3.9%
Income from operations	$351.4	13.1%	$357.6	13.6%	(1.7)%

Net sales for the six months ended June 30, 2024 increased $35.4 million when compared to the same period in 2023. The increase in net sales was primarily due to healthy demand for aerial work platforms, telehandlers and utility products in North America, partially offset by lower end-market demand in Europe, primarily impacting our materials processing business.

Gross profit for the six months ended June 30, 2024 increased $4.1 million when compared to the same period in 2023, primarily due to cost discipline and improved manufacturing throughput, partially offset by unfavorable mix.

SG&A expenses for the six months ended June 30, 2024 increased $10.3 million when compared to the same period in 2023, primarily due to higher severance, technology expenses and a prior year facility sale gain.

Income from operations for the six months ended June 30, 2024 decreased $6.2 million when compared to the same period in 2023. The decrease was primarily due to higher SG&A expenses, unfavorable mix and a prior year facility sale gain, partially offset by disciplined cost management and improved throughput.

Materials Processing

	Six Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,018.6	—	$1,131.2	—	(10.0)%
Income from operations	$149.1	14.6%	$183.5	16.2%	(18.7)%

Net sales for the six months ended June 30, 2024 decreased $112.6 million when compared to the same period in 2023, primarily due to lower end-market demand across certain product lines and geographies as well as inventory rebalancing at our dealers.

Income from operations for the six months ended June 30, 2024 decreased $34.4 million when compared to the same period in 2023, primarily due to the impact of lower sales volume and unfavorable product mix, partially offset by cost discipline.

Aerial Work Platforms

	Six Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,654.5	—	$1,510.8	—	9.5%
Income from operations	$241.1	14.6%	$216.7	14.3%	11.3%

Net sales for the six months ended June 30, 2024 increased $143.7 million when compared to the same period in 2023, primarily due to higher demand for aerial work platforms, telehandlers and utility products in North America.

Income from operations for the six months ended June 30, 2024 increased $24.4 million when compared to the same period in 2023, primarily due to incremental profit achieved on higher sales volume and improved manufacturing throughput, partially offset by Monterrey start-up inefficiencies and a prior year facility sale gain.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1.1	—	$(3.2)	—	134.4%
Loss from operations	$(38.8)	*	$(42.6)	*	8.9%
* Not a meaningful percentage

Loss from operations for the six months ended June 30, 2024 decreased $3.8 million when compared to the same period in 2023. The decrease in operating loss is primarily due to the negative impact of changes in foreign exchange rates in the prior year.

Interest Expense, Net of Interest Income

During the six months ended June 30, 2024, our interest expense, net of interest income, was $25.0 million, or $2.2 million lower when compared to the same period in 2023, due primarily to lower average borrowings and higher interest income, partially offset by receivable sales at higher interest rates.

Other Income (Expense) – Net

Other income (expense) – net for the six months ended June 30, 2024 and 2023 was an expense of $15.8 million and $5.4 million, respectively. The increase in expense is primarily due to higher mark-to-market losses recorded on equity investments.

Income Taxes

During the six months ended June 30, 2024, we recognized income tax expense of $61.4 million on income of $310.6 million, an effective tax rate of 19.8%, as compared to income tax expense of $55.3 million on income of $325.0 million, an effective tax rate of 17.0%, for the six months ended June 30, 2023. The higher effective tax rate for the six months ended June 30, 2024 when compared with the six months ended June 30, 2023 is primarily due to higher tax related to geographic distribution of income and less favorable discrete items.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the six months ended June 30, 2023, the gain (loss) on disposition of discontinued operations - net of tax, primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At June 30, 2024, we had cash and cash equivalents of $319 million and undrawn availability under our revolving line of credit of $560 million, giving us total liquidity of approximately $879 million. During the six months ended June 30, 2024, our liquidity decreased by approximately $91 million from December 31, 2023 primarily due to cash used in capital expenditures, dividends and share repurchases, partially offset by cash generated from operations.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2026. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 1A – “Risk Factors” of this Quarterly Report for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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
•Sales of our products are subject to general economic conditions, weather, competition, translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which in turn reduces cash generated from operations.
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

We had free cash flow of $42.4 million for the three months ended June 30, 2024 and free cash use of $26.5 million for the six months ended June 30, 2024. The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2024	Six Months Ended 6/30/2024
Net cash provided by (used in) operating activities	$66.5	$32.6
Capital expenditures, net of proceeds from sale of capital assets	(24.1)	(59.1)
Free cash flow (use)	$42.4	$(26.5)

Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2024, we sold, without material recourse, approximately $375 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 22.2% at June 30, 2024. The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2024 (in millions):

Three Months Ended June 30, 2024
Net sales	$1,381.7
x	4
Trailing three month annualized net sales	$5,526.8

As of June 30, 2024
Inventories	$1,232.8
Receivables	719.4
Trade accounts payable	(703.7)
Customer advances	(23.1)
Working capital	$1,225.4

Revolving line of credit (the “Revolver”) borrowings at June 30, 2024 were $40.0 million. At June 30, 2024, the weighted average interest rate was 7.09% on the Revolver. For information regarding debt, see Note I – “Long-Term Obligations” in Notes to Condensed Consolidated Financial Statements.

We remain focused on expanding customer financing solutions in key markets like the U.S., Europe and China. We also anticipate our continued use of Terex Financial Services to drive incremental sales by facilitating customer financing.

During the six months ended June 30, 2024, we repurchased 336,092 shares for $19.1 million leaving approximately $113 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in the first and second quarters of 2024, which was paid to our shareholders. In July 2024, our Board of Directors declared a dividend of $0.17 per share, which will be paid on September 19, 2024 to our shareholders of record as of August 9, 2024.

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

Cash Flows

Cash provided by operations was $32.6 million and $129.8 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash provided by operations was primarily driven by higher working capital.

Cash used in investing activities was $51.3 million and $21.0 million for the six months ended June 30, 2024 and 2023, respectively. The increase in cash used in investing activities relates primarily to higher capital expenditures and lower proceeds from the sale of capital assets, partially offset by lower acquisition and investment activity.

Cash used in financing activities was $22.4 million and $119.0 million for the six months ended June 30, 2024 and 2023, respectively. The decrease in cash used in financing activities was primarily due to lower debt repayments and share repurchases, partially offset by lower debt borrowing.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note K – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for more information regarding contingencies and uncertainties. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

At June 30, 2024, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a change in the value of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2024 would have had approximately a $19 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended June 30, 2024.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At June 30, 2024, approximately 6% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.25%.

At June 30, 2024, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2024 would not have materially increased interest expense during the period.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components have continued while the cost of U.S. steel has declined in the first half of 2024. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. Tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, extended through May 31, 2025, and duty draw back. We also continue to explore other mechanisms to mitigate impacts of tariffs. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of June 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation and other contingencies and uncertainties, see Note K - “Litigation and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The risk factors entitled “We may be unable to successfully integrate acquired businesses, including the recently announced agreement to purchase Dover Corporation’s Environmental Solutions Group (“ESG”). We may not realize the anticipated benefits of such acquisitions, including the recently announced agreement to purchase ESG.” updates and replaces the risk factor entitled “We may face limitations on our ability to integrate acquired businesses.” We have also updated the risk factor entitled “We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.” There have been no other material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We may be unable to successfully integrate acquired businesses, including the recently announced agreement to purchase Dover Corporation’s Environmental Solutions Group (“ESG”). We may not realize the anticipated benefits of such acquisitions, including the recently announced agreement to purchase ESG.

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated many acquisitions in the past and anticipate making additional acquisitions in the future. On July 21, 2024, we entered into a transaction with Dover Corporation to acquire its ESG business for $2 billion. Our ability to realize the anticipated benefits of the purchase, including the expected combination benefits, will depend, to a large extent, on our ability to integrate the businesses of both companies. In addition, the consummation of the acquisition is not assured and is subject to certain conditions, including regulatory clearance and other customary closing conditions.

The management of both companies will be required to devote significant attention and resources to the integration process, which may disrupt the business of either or both of the companies and, if implemented ineffectively, could preclude realization of the full benefits we expect. The risks associated with the ESG acquisition and our other past or future acquisitions include:

•the business culture of the acquired business may not match well with our culture;
•we may acquire or assume unexpected liabilities;
•faulty assumptions may be made regarding the integration process;
•unforeseen difficulties may arise in integrating operations and systems;
•we may fail to retain, motivate and integrate key management and other employees of the acquired business;
•higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or pension policies in any jurisdiction in which the acquired business conducts its operations;
•we may experience problems in retaining customers and integrating customer bases; and
•a large acquisition could stretch our resources and divert management’s attention from existing operations.

The successful integration of any previously acquired or newly acquired business also requires us to implement effective internal control processes in these acquired businesses. While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly acquired companies will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned. See the risk factor disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 entitled “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws. While our evaluation of any potential transaction includes business, legal, compliance and financial due diligence with the goal of identifying and evaluating the material risks involved, these due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular acquisition or costs associated with any quality issues with an acquisition target's products or services. In addition, to the extent that we seek or make acquisitions in machinery and industrial businesses that are significantly different from our existing operations, there will be added risks and challenges for managing and integrating these businesses. Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy. If we are unable to close or fail to successfully integrate acquired businesses, this could have an adverse effect on our business, financial condition and results of operations.

We also may not realize the expected benefits of any newly acquired business, including expected synergies. For instance, if we are unable to realize expected synergies from the recently announced agreement to purchase ESG, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

We entered into a (i) Commitment Letter with UBS in which UBS committed to provide Terex with an aggregate principal amount of up to $1,545 million and (ii) an Incremental Assumption and Amendment Agreement and Amendment to our Credit Agreement which establishes delayed draw term loan commitments in the amount of $455 million to be provided by UBS, in connection with the recently announced agreement to purchase ESG.

Our total long-term debt at June 30, 2024 was $662.2 million, which means that following the acquisition of ESG our debt levels will increase significantly. Our ability to make required payments of principal and interest on our increased debt levels will depend on future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, both our current and our future credit agreement contain financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

Our increased level of debt and the financial and restrictive covenants contained in our current and future credit agreements could have important consequences on our financial position and results of operations, including increasing our vulnerability to increases in interest rates because debt under our current and future credit agreements bear interest at variable rates.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2024 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2024 - April 30, 2024	54,589	$61.16	37,843	$127,131
May 1, 2024 - May 31, 2024	96,731	$58.78	79,674	$122,476
June 1, 2024 - June 30, 2024	176,275	$55.10	172,238	$112,984
Total	327,595	$57.20	289,755	$112,984

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board of Directors authorized the repurchase up to $150 million of our outstanding shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

TEREX CORPORATION
(Registrant)

Date:	July 31, 2024	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2024	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)