Form 10-Q
period 2024-09-30
TEREX CORP
filed 2024-10-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-10702

Terex Corporation
(Exact name of registrant as specified in its charter)

Delaware	34-1531521
(State of Incorporation)	(IRS Employer Identification No.)
301 Merritt 7, 4th Floor, Norwalk, Connecticut 06851
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 66.8 million as of October 24, 2024.

The Exhibit Index begins on page 43.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2024 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•we have a significant amount of debt outstanding and need to comply with restrictive covenants contained in our debt agreements;
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
For the Quarterly Period Ended September 30, 2024

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$1,212	$1,290	$3,886	$3,929
Cost of goods sold	(967)	(998)	(3,015)	(3,015)
Gross profit	245	292	871	914
Selling, general and administrative expenses	(123)	(129)	(398)	(393)
Income (loss) from operations	122	163	473	521
Other income (expense)
Interest income	3	2	9	5
Interest expense	(13)	(17)	(44)	(47)
Other income (expense) – net	(13)	1	(28)	(5)
Income (loss) from continuing operations before income taxes	99	149	410	474
(Provision for) benefit from income taxes	(11)	(30)	(73)	(85)
Income (loss) from continuing operations	88	119	337	389
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	2
Net income (loss)	$88	$119	$337	$391

Basic earnings (loss) per share:
Income (loss) from continuing operations	$1.32	$1.77	$5.03	$5.75
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.04
Net income (loss)	$1.32	$1.77	$5.03	$5.79
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$1.31	$1.75	$4.98	$5.69
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.03
Net income (loss)	$1.31	$1.75	$4.98	$5.72
Weighted average number of shares outstanding in per share calculation
Basic	66.9	67.4	67.0	67.6
Diluted	67.4	68.2	67.7	68.4

Comprehensive income (loss)	$152	$67	$345	$375

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2024	December 31, 2023
Assets
Current assets
Cash and cash equivalents	$352	$371
Receivables (net of allowance of $10 and $8 at September 30, 2024 and December 31, 2023, respectively)	670	548
Inventories	1,222	1,186
Prepaid and other current assets	137	140
Total current assets	2,381	2,245
Non-current assets
Property, plant and equipment – net	602	570
Goodwill	301	295
Intangible assets – net	14	16
Other assets	483	489
Total assets	$3,781	$3,615

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$4	$3
Trade accounts payable	593	703
Accrued compensation and benefits	109	135
Other current liabilities	290	278
Total current liabilities	996	1,119
Non-current liabilities
Long-term debt, less current portion	624	620
Other non-current liabilities	204	204
Total liabilities	1,824	1,943
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.1 and 84.6 shares at September 30, 2024 and December 31, 2023, respectively	1	1
Additional paid-in capital	914	906
Retained earnings	1,977	1,675
Accumulated other comprehensive income (loss)	(279)	(287)
Less cost of shares of common stock in treasury – 19.1 and 18.5 shares at September 30, 2024 and December 31, 2023	(656)	(623)
Total stockholders’ equity	1,957	1,672
Total liabilities and stockholders’ equity	$3,781	$3,615

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2023	66.1	$1	$906	$1,675	$(287)	$(623)	$1,672
Net income (loss)	—	—	—	109	—	—	109
Other comprehensive income (loss) – net of tax	—	—	—	—	(29)	—	(29)
Issuance of common stock related to compensation	0.5	—	24	—	—	—	24
Compensation under stock-based plans – net	—	—	(31)	—	—	1	(30)
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	—	—	—	—	—	(3)	(3)
Other	—	—	1	(1)	—	—	—
Balance at March 31, 2024	66.6	$1	$900	$1,772	$(316)	$(625)	$1,732
Net income (loss)	—	—	—	141	—	—	141
Other comprehensive income (loss) – net of tax	—	—	—	—	(27)	—	(27)
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	8	—	—	—	8
Dividends	—	—	—	(12)	—	—	(12)
Acquisition of treasury stock	(0.3)	—	—	—	—	(19)	(19)
Balance at June 30, 2024	66.3	$1	$909	$1,901	$(343)	$(644)	$1,824
Net income (loss)	—	—	—	88	—	—	88
Other comprehensive income (loss) – net of tax	—	—	—	—	64	—	64
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	4	—	—	—	4
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.3)	—	—	—	—	(12)	(12)
Other	—	—	—	(1)	—	—	(1)
Balance at September 30, 2024	66.0	$1	$914	$1,977	$(279)	$(656)	$1,957

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2022	66.8	$1	$881	$1,201	$(342)	$(560)	$1,181
Net income (loss)	—	—	—	113	—	—	113
Other comprehensive income (loss) – net of tax	—	—	—	—	26	—	26
Issuance of common stock related to compensation	0.6	—	10	—	—	—	10
Compensation under stock-based plans – net	—	—	(22)	—	—	1	(21)
Dividends	—	—	—	(10)	—	—	(10)
Acquisition of treasury stock	(0.1)	—	—	—	—	(4)	(4)
Other	—	—	—	(1)	1	—	—
Balance at March 31, 2023	67.3	$1	$869	$1,303	$(315)	$(563)	$1,295
Net income (loss)	—	—	—	159	—	—	159
Other comprehensive income (loss) – net of tax	—	—	—	—	10	—	10
Compensation under stock-based plans – net	—	—	10	—	—	—	10
Dividends	—	—	—	(10)	—	—	(10)
Acquisition of treasury stock	(0.6)	—	—	—	—	(32)	(32)
Balance at June 30, 2023	66.7	$1	$879	$1,452	$(305)	$(595)	$1,432
Net income (loss)	—	—	—	119	—	—	119
Other comprehensive income (loss) – net of tax	—	—	—	—	(52)	—	(52)
Compensation under stock-based plans – net	—	—	9	—	—	—	9
Dividends	—	—	—	(12)	—	—	(12)
Balance at September 30, 2023	66.7	$1	$888	$1,559	$(357)	$(595)	$1,496

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$337	$391
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	45	37
Stock-based compensation expense	23	26
Inventory and other non-cash charges	23	12
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(122)	(102)
Inventories	(45)	(168)
Trade accounts payable	(109)	60
Other assets and liabilities	(15)	22
Foreign exchange and other operating activities, net	12	(9)
Net cash provided by (used in) operating activities	149	269
Investing Activities
Capital expenditures	(88)	(72)
Proceeds from sale of capital assets	—	34
Acquisitions, net of cash acquired, and investments	(2)	(16)
Other investing activities, net	10	—
Net cash provided by (used in) investing activities	(80)	(54)
Financing Activities
Repayments of debt	(135)	(258)
Proceeds from issuance of debt	135	188
Share repurchases	(34)	(36)
Dividends paid	(34)	(32)
Other financing activities, net	(20)	(23)
Net cash provided by (used in) financing activities	(88)	(161)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	—	(6)
Net Increase (Decrease) in Cash and Cash Equivalents	(19)	48
Cash and Cash Equivalents at Beginning of Period	371	304
Cash and Cash Equivalents at End of Period	$352	$352

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2024 and for the three and nine months ended September 30, 2024 and 2023 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2023 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2023.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of results that may be expected for the year ending December 31, 2024.

Accounting Standards to be Implemented. In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment reporting disclosures, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires that companies disclose, at the reportable segment level, the significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the amount and composition of other segment items. The ASU also requires companies to disclose the title and position of the CODM and how the CODM uses the reported measures of a segment’s profit or loss when assessing performance and deciding how to allocate resources. Additionally, the ASU mandates that all segment disclosures currently required annually by Topic 280, including the enhancements outlined in the ASU, be disclosed on an interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. While adoption will result in additional disclosure, the Company does not expect adoption to have a material effect on its consolidated financial statements.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $577 million and $494 million of trade accounts receivable at September 30, 2024 and December 31, 2023, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2023	$8
Provision for credit losses	3
Other (1)	(1)
Balance as of September 30, 2024	$10
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Supplier Finance. The Company has a supplier finance program to pay a third-party bank the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. Confirmed obligation amounts outstanding were $2 million at September 30, 2024. There were no confirmed obligations outstanding at December 31, 2023.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2023	$48
Accruals for warranties issued during the period	28
Changes in estimates	4
Settlements during the period	(35)
Foreign exchange effect/other	1
Balance as of September 30, 2024	$46

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

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. The Company designs, builds, and supports products used in maintenance, manufacturing, energy, minerals and materials management, construction, waste and recycling, and the entertainment industry. Terex provides lifecycle support to our customers through its global parts and services organization, and offer complementary digital solutions, designed to help customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification to parts and service support.

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

AWP designs, manufactures, services and markets aerial work platform equipment, utility equipment and telehandlers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for purposes within the entertainment industry, for construction and maintenance of transmission and distribution lines, tree trimming, certain construction and foundation drilling applications, and for other commercial operations, as well as in a wide range of infrastructure projects.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist customers in the acquisition of the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the two reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales
MP	$444	$541	$1,463	$1,672
AWP	769	751	2,423	2,262
Corporate and Other / Eliminations	(1)	(2)	—	(5)
Total	$1,212	$1,290	$3,886	$3,929
Income (loss) from operations
MP	$56	$92	$205	$275
AWP	83	93	324	310
Corporate and Other / Eliminations	(17)	(22)	(56)	(64)
Total	$122	$163	$473	$521

	September 30, 2024	December 31, 2023
Identifiable assets
MP	$2,039	$2,091
AWP	2,350	2,216
Corporate and Other / Eliminations	(608)	(692)
Total	$3,781	$3,615

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$204	$602	$3	$809	$243	$533	$4	$780
Western Europe	108	83	—	191	143	103	—	246
Asia-Pacific	87	43	—	130	105	64	—	169
Rest of World (1)	45	41	(4)	82	50	51	(6)	95
Total (2)	$444	$769	$(1)	$1,212	$541	$751	$(2)	$1,290

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $748 million and $717 million for the three months ended September 30, 2024 and 2023, respectively, attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by region
North America	$682	$1,809	$6	$2,497	$752	$1,551	$11	$2,314
Western Europe	360	340	—	700	458	367	—	825
Asia-Pacific	278	139	1	418	306	176	—	482
Rest of World (1)	143	135	(7)	271	156	168	(16)	308
Total (2)	$1,463	$2,423	$—	$3,886	$1,672	$2,262	$(5)	$3,929

(1) Includes intercompany sales and eliminations.
(2)     Total sales include $2.3 billion and $2.1 billion for the nine months ended September 30, 2024 and 2023, respectively, attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended September 30, 2024				Three Months Ended September 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$506	$—	$506	$—	$528	$1	$529
Materials Processing Equipment	273	—	—	273	372	—	—	372
Specialty Equipment	171	—	—	171	169	—	—	169
Utility Equipment	—	149	—	149	—	143	—	143
Other (1)	—	114	(1)	113	—	80	(3)	77
Total	$444	$769	$(1)	$1,212	$541	$751	$(2)	$1,290

(1)     Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2024				Nine Months Ended September 30, 2023
	MP	AWP	Corporate and Other / Eliminations	Total	MP	AWP	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,673	$1	$1,674	$—	$1,597	$2	$1,599
Materials Processing Equipment	961	—	—	961	1,043	—	—	1,043
Specialty Equipment	502	—	—	502	625	—	1	626
Utility Equipment	—	450	—	450	—	429	—	429
Other (1)	—	300	(1)	299	4	236	(8)	232
Total	$1,463	$2,423	$—	$3,886	$1,672	$2,262	$(5)	$3,929

(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended September 30, 2024, the Company recognized income tax expense of $11 million on income of $99 million, an effective tax rate of 11.1%, as compared to income tax expense of $30 million on income of $149 million, an effective tax rate of 20.0%, for the three months ended September 30, 2023. The lower effective tax rate for the three months ended September 30, 2024 when compared with the three months ended September 30, 2023 is primarily due to an increase in favorable discrete items, partially offset by higher tax related to geographic distribution of income.

During the nine months ended September 30, 2024, the Company recognized income tax expense of $73 million on income of $410 million, an effective tax rate of 17.8%, as compared to income tax expense of $85 million on income of $474 million, an effective tax rate of 18.0%, for the nine months ended September 30, 2023. The lower effective tax rate for the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023 is primarily due to an increase in favorable discrete items.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation, many of which are effective in 2024 subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. In addition, the OECD continues to issue guidance on this matter. The Company has determined the impact of enacted Pillar Two legislation on its financial statements is not material. The Company will continue to evaluate the financial statement impacts as additional Pillar Two rules are enacted and OECD guidance is issued.

NOTE D – ACQUISITIONS

On October 8, 2024 (the “Closing Date”), in accordance with the Transaction Agreement, dated as of July 21, 2024, as amended by the First Amendment to the Transaction Agreement, dated as of October 8, 2024 (and as may be further amended, the “TA”), by and between the Company and Dover Corporation (“Dover”), the Company completed its acquisition of the subsidiaries and assets that constitute ESG from Dover for a purchase price of $2 billion in cash, subject to customary closing adjustments to be finalized after the Closing Date. The Company financed the purchase price and related fees and expenses using the net proceeds from the 6.25% Senior Notes, new term loan borrowings under the New Term Facility and cash on hand. See Note J – “Long-Term Obligations” for additional details on financing transactions. The transaction will be recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill will be calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. The initial accounting for the transaction is not complete due to the proximity of the Closing Date of the acquisition to the date of this filing. The Company is therefore unable to disclose certain information including the provisional fair value estimates of the identifiable net assets acquired and goodwill at this time. Additionally, the Company did not present the supplemental pro forma information for this transaction since it is impracticable to prepare such financial statements considering the timing of the transaction. The Company will provide a preliminary purchase price allocation and pro forma financial information within its Annual Report on Form 10-K for the year ended December 31, 2024. During the three and nine months ended September 30, 2024, the Company recognized transaction costs of $7 million and $10 million, respectively, which are recorded within Other income (expense) – net, in the Condensed Consolidated Statement of Comprehensive Income (Loss).

ESG designs and manufactures refuse collection vehicles, waste compaction equipment, and associated parts and digital solutions. ESG's industry leading product brands include Heil, Marathon, Curotto-Can, Bayne Thinline, and Parts Central as well as digital solutions offerings 3rd Eye and Soft-Pak. ESG's turnkey products and services across equipment, digital, and aftermarket offerings are complementary to Terex's businesses, and will allow Terex to expand its customer base, providing customers with a broader suite of environmental equipment solutions, and realizing economies of scale. ESG will also complement and strengthen Terex’s portfolio with synergies in the fast-growing waste and recycling end market.

On April 1, 2023, the Company acquired assets and liabilities of Continental Manufacturing Company, a manufacturer of bulk material handling conveyors based in Missouri, and real estate from Continental Real Estate LLC (collectively “MARCO”), to expand manufacturing capacity for mobile conveying equipment in North America and the Company’s product offerings that complement the existing portfolio. Total cash consideration was approximately $6 million. The transaction was recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. Goodwill recognized as a result of this acquisition was immaterial. The results of operations associated with the business are consolidated within the MP segment in the Condensed Consolidated Financial Statements from the date of acquisition.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Income (loss) from continuing operations	$88	$119	$337	$389
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	2
Net income (loss)	$88	$119	$337	$391
Basic shares:
Weighted average shares outstanding	66.9	67.4	67.0	67.6
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$1.32	$1.77	$5.03	$5.75
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.04
Net income (loss)	$1.32	$1.77	$5.03	$5.79
Diluted shares:
Weighted average shares outstanding – basic	66.9	67.4	67.0	67.6
Effect of dilutive securities:
Restricted stock	0.5	0.8	0.7	0.8
Diluted weighted average shares outstanding	67.4	68.2	67.7	68.4
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$1.31	$1.75	$4.98	$5.69
Gain (loss) on disposition of discontinued operations – net of tax	—	—	—	0.03
Net income (loss)	$1.31	$1.75	$4.98	$5.72

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.1 million were outstanding during the three months ended September 30, 2024, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. There were no weighted average Restricted Stock Awards outstanding during the three months ended September 30, 2023 that would have an anti-dilutive effect. Weighted average Restricted Stock of approximately 0.1 million and 0.3 million were outstanding during the nine months ended September 30, 2024 and 2023, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2024	December 31, 2023
Finished equipment	$498	$468
Replacement parts	180	186
Work-in-process	117	131
Raw materials and supplies	427	401
Inventories	$1,222	$1,186

Inventory reserves were $76 million and $71 million at September 30, 2024 and December 31, 2023, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2024	December 31, 2023
Property	$76	$75
Plant	329	303
Equipment	537	492
Leasehold improvements	57	52
Construction in progress	69	73
Property, plant and equipment – gross	1,068	995
Less: Accumulated depreciation	(466)	(425)
Property, plant and equipment – net	$602	$570

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	Total
Balance at December 31, 2023, gross	$218	$139	$357
Accumulated impairment	(23)	(39)	(62)
Balance at December 31, 2023, net	195	100	295
Foreign exchange effect and other	6	—	6
Balance at September 30, 2024, gross	224	139	363
Accumulated impairment	(23)	(39)	(62)
Balance at September 30, 2024, net	$201	$100	$301

Intangible assets, net were comprised of the following (in millions):

		September 30, 2024			December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	8	$10	$(10)	$—	$10	$(10)	$—
Customer Relationships	17	36	(30)	6	36	(29)	7
Land Use Rights	79	4	(1)	3	4	(1)	3
Other	9	30	(25)	5	30	(24)	6
Total definite-lived intangible assets		$80	$(66)	$14	$80	$(64)	$16

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2024	2023	2024	2023
Aggregate Amortization Expense	$1	$1	$2	$2

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2024	$2
2025	2
2026	2
2027	2
2028	1

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $11 million and $22 million at September 30, 2024 and December 31, 2023, respectively. Commodity swaps outstanding at September 30, 2024 mature on or before August 31, 2025. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $280 million and $250 million at September 30, 2024 and December 31, 2023, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at September 30, 2024 mature on or before December 31, 2024.

The Company had no foreign exchange contracts outstanding that were designated as cash flow hedging instruments at September 30, 2024. The Company had $5 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at December 31, 2023. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The Company had $357 million and $300 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at September 30, 2024 and December 31, 2023, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2024		December 31, 2023
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$1	$—	$2
Cross currency swaps - net investment hedge	Other current assets	1	—	—	—
Commodity swaps	Other current assets	—	—	2	—
Foreign exchange contracts	Other current liabilities	—	(1)	—	(1)
Cross currency swaps - net investment hedge	Other current liabilities	(6)	—	(5)	—
Commodity swaps	Other current liabilities	(1)	—	—	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(8)	—	(5)	—
Net derivative asset (liability)		$(14)	$—	$(8)	$1
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Income Statement Account	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commodity swaps	(1)	(4)	Cost of goods sold	—	1
Cross currency swaps - net investment hedge	(8)	(1)	Selling, general and administrative expenses	—	—
Total	$(9)	$(5)	Total	$—	$1

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Income Statement Account	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Foreign exchange contracts	$1	$—	Cost of goods sold	$—	$—
Commodity swaps	(1)	4	Cost of goods sold	—	(3)
Cross currency swaps - net investment hedge	7	5	Selling, general and administrative expenses	—	—
Total	$7	$9	Total	$—	$(3)

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Income Statement Accounts in which effects of cash flow hedges are recorded	$(967)	$(3,015)	$(13)	$(44)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	—	1	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	1	3
Total	$—	$1	$1	$3

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Income Statement Accounts in which effects of cash flow hedges are recorded	$(998)	$(3,015)	$(17)	$(47)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	—	(3)	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	1	2
Total	$—	$(3)	$1	$2

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Income Statement Account	2024	2023	2024	2023
Foreign exchange contracts	Cost of goods sold	$2	$(7)	$—	$(10)
Foreign exchange contracts	Other income (expense) – net	—	(3)	(1)	(3)
	Total	$2	$(10)	$(1)	$(13)

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

See Note M - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of September 30, 2024, it is estimated that approximately $4 million of losses are expected to be reclassified into earnings in the next twelve months.

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

On May 8, 2023, the Company and certain of its subsidiaries entered into an Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, with the lenders and issuing banks party thereto and CSAG. The principal changes contained in the Amendment No. 1 relate to the replacement of the adjusted LIBOR with term Secured Overnight Financing Rate. The Credit Agreement contemplates uncommitted incremental amounts in excess of $300 million that may be extended by the lenders, at their option, as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

As of September 30, 2024, the Credit Agreement required the Company to comply with a number of covenants which limited, in certain circumstances, the Company’s ability to take a variety of actions, including but not limited to: incur indebtedness; create or maintain liens on its property or assets; make investments, loans and advances; repurchase shares of its common stock; engage in acquisitions, mergers, consolidations and asset sales; redeem debt; and pay dividends and distributions. If the Company’s borrowings under the Revolver were greater than 30% of the total revolving credit commitments, the Credit Agreement required the Company to comply with the following financial tests: (i) minimum required level of the interest coverage ratio of 2.5 to 1.0 and (ii) maximum permitted level of the senior secured leverage ratio of 2.75 to 1.0. The Credit Agreement also contained customary default provisions. The Company was in compliance with all covenants contained in the Credit Agreement as of September 30, 2024.

The Company had no Revolver amounts outstanding at September 30, 2024 and December 31, 2023, respectively.

The Company obtains letters of credit that generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the Credit Agreement and via bilateral arrangements outside the Credit Agreement.

As of September 30, 2024, the Credit Agreement incorporated secured facilities for issuance of letters of credit up to $400 million (the “$400 Million Facility”). Letters of credit issued under the $400 Million Facility decrease availability under the Revolver. The Credit Agreement also permitted the Company to have additional secured facilities for the issuance of letters of credit up to $300 million (the “$300 Million Facility”). Letters of credit issued under the $300 Million Facility do not decrease availability under the Revolver.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions (the “Bilateral Arrangements”). The Bilateral Arrangements are not secured under the Credit Agreement and do not decrease availability under the Revolver.

Letters of credit outstanding (in millions):

	September 30, 2024	December 31, 2023
$400 Million Facility	$—	$—
$300 Million Facility	61	72
Bilateral Arrangements	58	48
Total	$119	$120

On July 21, 2024, the Company and certain of its subsidiaries entered into an Incremental Assumption and Amendment Agreement and Amendment with UBS AG, Stamford Branch ("UBS AG") (the “Incremental Agreement”) relating to the Credit Agreement among the Company, certain of its subsidiaries, the lenders and issuing banks party thereto and CSAG, as administrative agent and collateral agent. The Incremental Agreement, among other things, established delayed draw term loan commitments in the amount of $455 million to be provided by UBS AG as the initial delayed draw term lender. The Incremental Agreement also amended the Credit Agreement to, among other things, establish the delayed draw term loan commitments and provide for the Company’s acquisition of ESG to be considered a limited condition acquisition pursuant to the Credit Agreement.

On October 8, 2024, the Company entered into an Incremental Assumption Agreement, Borrowing Subsidiary Agreement and Amendment No. 2 (the “Amendment No. 2”) to the Credit Agreement dated as of April 1, 2021 (as amended from time to time including by the Amendment No. 2, the “Amended Credit Agreement”), with certain of its subsidiaries, the lenders and issuing banks party thereto and UBS AG as successor administrative agent and successor collateral agent.

The Amendment No. 2 (i) increased the size of the Company’s existing revolving credit facilities to $800 million and extended the maturity of the Company’s existing revolving credit facilities to expire on October 8, 2029 (the “New Revolving Credit Facilities”) and (ii) provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031 (the “New Term Facility” and, together with the New Revolving Credit Facilities, the “New Credit Facilities”). In addition, the Amended Credit Agreement increased the size of the letter of credit facility. The Amended Credit Agreement provides for the issuance of letters of credit (the “L/C Facility”) of up to $500 million (the utilization of which would decrease availability under the New Revolving Credit Facilities) and permits the Company to have additional secured facilities for the issuance of letters of credit outside of the Amended Credit Agreement (the “Additional L/C Facility”) of up to $400 million (the utilization of which would not decrease availability under the New Revolving Credit Facilities). The aggregate amount of letters of credit which the Company may issue under the L/C Facility and the Additional L/C Facility may not at any time exceed $500 million, of which up to $400 million may be issued under the Additional L/C Facility.

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; pay dividends or make other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities requires the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments.

5% Senior Notes

In Apri1 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering will be included in the Consolidated Balance Sheet in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The Company may redeem the 6.25% Notes in whole or in part, on or after October 15, 2027, at the redemption prices set forth in an indenture dated as of October 8, 2024 (the “Indenture”). Prior to October 15, 2027, the Company may redeem the 6.25% Notes, in whole or in part, at a price equal to 100% of the principal amount thereof plus a “make-whole” premium set forth in the Indenture. In addition, prior to October 15, 2027, the Company may redeem up to 40% of the 6.25% Notes with an amount equal to the proceeds of certain equity offerings.

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and the liability associated with the cash proceeds of $19 million are presented in long term debt in the Condensed Consolidated Balance Sheet as of September 30, 2024 and December 31, 2023. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of September 30, 2024, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600	0.97375	$584

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	U.S. Pension	Non-U.S. Pension	U.S. Pension	Non-U.S. Pension	U.S. Pension	Non-U.S. Pension	U.S. Pension	Non-U.S. Pension
Components of net periodic cost:
Service cost	$—	$—	$—	$—	$—	$1	$—	$—
Interest cost	—	1	—	1	1	4	1	3
Expected return on plan assets	—	(1)	—	(1)	—	(3)	—	(2)
Amortization of actuarial (gain) loss	—	1	—	1	—	2	—	2
Net periodic cost	$—	$1	$—	$1	$1	$4	$1	$3

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

For credit guarantees outstanding as of September 30, 2024 and December 31, 2023, the maximum exposure determined was $81 million and $89 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $7 million and $5 million at September 30, 2024 and December 31, 2023, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE M – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2024 and 2023. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2024					Three Months Ended September 30, 2023
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(290)	$(1)	$(3)	$(49)	$(343)	$(250)	$(4)	$(3)	$(48)	$(305)
Other comprehensive income (loss) before reclassifications	75	(9)	1	(4)	63	(61)	7	(1)	2	(53)
Amounts reclassified from AOCI	—	—	—	1	1	—	—	—	1	1
Net other comprehensive income (loss)	75	(9)	1	(3)	64	(61)	7	(1)	3	(52)
Ending balance	$(215)	$(10)	$(2)	$(52)	$(279)	$(311)	$3	$(4)	$(45)	$(357)

	Nine Months Ended September 30, 2024					Nine Months Ended September 30, 2023
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(228)	$(5)	$(3)	$(51)	$(287)	$(286)	$(6)	$(4)	$(46)	$(342)
Other comprehensive income (loss) before reclassifications	13	(4)	1	(3)	7	(25)	6	—	(1)	(20)
Amounts reclassified from AOCI	—	(1)	—	2	1	—	3	—	2	5
Net other comprehensive income (loss)	13	(5)	1	(1)	8	(25)	9	—	1	(15)
Ending balance	$(215)	$(10)	$(2)	$(52)	$(279)	$(311)	$3	$(4)	$(45)	$(357)
Stock-Based Compensation

During the nine months ended September 30, 2024, the Company awarded 0.5 million shares of Restricted Stock to its employees with a weighted average fair value of $60.13 per share. Approximately 62% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 26% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 12% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Nine Months Ended September 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2024	567,108	$32
2023	736,644	$34

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s shareholders:

Year	First Quarter	Second Quarter	Third Quarter
2024	$0.17	$0.17	$0.17
2023	$0.15	$0.15	$0.17

In October 2024, Terex’s Board declared a dividend of $0.17 per share, which will be paid on December 19, 2024 to the Company’s shareholders of record as of November 8, 2024.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. We design, build, and support products used in maintenance, manufacturing, energy, minerals and materials management, construction, waste and recycling, and the entertainment industry. We provide lifecycle support to our customers through our global parts and services organization, and offer complementary digital solutions, designed to help our customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) Materials Processing (“MP”) and (ii) Aerial Work Platforms (“AWP”).

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions (other than ESG), divestitures, restructuring and other unusual items. Our 2024 outlook for EPS is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2024 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the demand in our end-markets. The recently completed acquisition of Environmental Solutions Group ("ESG") strengthens our portfolio. ESG adds a non-cyclical, financially accretive, and market-leading business to our portfolio with tangible synergies in the fast-growing waste and recycling end market. Our operations teams adapted quickly to changing market conditions and continued to execute at a high level throughout the third quarter. Fixed cost management is an area where we have made improvements, for example shifting higher cost production to our Monterrey, Mexico facility. We will continue to focus on reducing fixed costs by leveraging technology, improving efficiency, and re-thinking operating norms where better approaches are available. We also continue to leverage technology internally, making investments in robotics, automation, and digitizing workstreams to make us more efficient and more flexible. This represents an important part of our roadmap to continuously become more competitive and more resilient regardless of market dynamics.

We adapted quickly to in-quarter channel adjustments and executed at a high level throughout the third quarter. We saw more challenging macro dynamics as the trajectory of future interest rate cuts and the upcoming U.S. election are casting a shadow of uncertainty leading to more cautious decision-making. Although U.S. construction continues to grow, the rate of growth has slowed, and we are seeing local projects being deferred until investors have more clarity on the macro environment. Another important factor, particularly in aerials, is that lead times for new equipment have come down, largely back to pre-pandemic levels. This allows our rental customers to align their equipment delivery schedules more precisely with their requirements. In MP, we continue to see dealers re-balance inventory levels as more of their customers are renting their machines longer. When the machine is on rent it remains on the dealer’s balance sheet and limits their ability to order new machines. Our backlog of $1.6 billion remains above historical levels. Bookings reflect a return to more normal seasonality and we expect our backlog to normalize to pre-pandemic levels as our lead times have reduced due to global supply chain improvements.

MP executed well in the quarter despite a challenging macro environment. For the third quarter, MP sales declined by 18% to $444 million compared to the third quarter of 2023, driven by channel adjustments and lower end-market demand in certain areas. MP delivered an operating margin of 12.6% for the quarter, down 440 basis points as compared to the prior year, which was driven by lower sales volume and unfavorable geographic and product mix. MP is continuing to take actions, including factory and other layoffs, reduced work schedules and other cost reduction initiatives.

AWP’s third quarter 2024 net sales were up 2% compared to the prior year, however that was lower than we had previously anticipated due to delivery adjustments from our U.S. rental customers as our customers adjusted delivery schedules to align with fleet productivity and shorter equipment lead times. Our Utilities business benefits from grid modernization and hardening efforts across the U.S. AWP delivered operating margins of 10.8% for the quarter, down 160 basis points compared to the prior year, driven by unfavorable mix and higher freight costs.

In the third quarter of 2024, our largest market remained North America, which represented approximately 67% of our global sales. As compared to the prior year, sales were up in North America and down in all other major geographies.

We continued to execute our capital allocation strategy in the third quarter of 2024 as we made strategic investments in our businesses and we returned capital to shareholders. We continued to invest in our businesses with $29 million deployed for capital expenditures in the third quarter of 2024 to support business growth. We generated $88 million of free cash flow in the third quarter of 2024. Through September 30, 2024, we have returned $66 million to shareholders through share repurchases and dividends. We continued to maintain ample liquidity and as of September 30, 2024, we had $952 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

In connection with the ESG acquisition, we up-sized and extended our revolver and obtained $2 billion of proceeds from long-term financing. See Note J – “Long-Term Obligations” for a detailed description of our financing terms.

As a result of the changing market conditions and the recent ESG acquisition, we anticipate achieving an adjusted EPS for 2024 of $5.85 to $6.25 on sales of $5.0 to $5.2 billion. Our sales outlook incorporates the latest dialogue with our customers and our suppliers and our current supply chain expectations. It is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively.

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

In the calculation of ROIC, we adjust the annualized effective tax rate to reflect management’s expectation of the full-year effective tax rate and amortize the one-time tax benefit derived from recording of a deferred tax asset in relation to our Swiss operations in 2023 to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business as shown in the tables below. Our management and Board of Directors (“Board”) use ROIC as one measure to assess operational performance, including in connection with certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2024 was 23.7%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '24	Jun '24	Mar '24	Dec '23	Sep '23
Annualized effective tax rate as adjusted(1)	17.3%	17.3%	17.3%	18.2%
Income (loss) from operations	$122	$193	$158	$116
Multiplied by: 1 minus annualized effective tax rate	82.7%	82.7%	82.7%	81.8%
Net operating income (loss) after tax	$101	$160	$131	$95
Debt	$628	$666	$724	$623	$709
Less: Cash and cash equivalents	(352)	(319)	(365)	(371)	(352)
Debt less Cash and cash equivalents	276	347	359	252	357
Stockholders’ equity	1,957	1,824	1,732	1,672	1,496
Debt less Cash and cash equivalents plus Stockholders’ equity	$2,233	$2,171	$2,091	$1,924	$1,853

(1) The annualized effective tax rate for Dec ’23 period represents the adjusted full-year 2023 effective tax rate.

September 30, 2024 ROIC	23.7%
NOPAT as adjusted (last 4 quarters)	$487
Average Debt less Cash and cash equivalents plus Stockholders’ equity (5 quarters)	$2,054

Nine Months Ended September 30, 2024	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$410	$(73)	17.8%
Effect of adjustments:
Tax related to full-year effective tax rate expectation	—	(5)
Tax related to Swiss deferred tax asset	—	7
As adjusted	$410	$(71)	17.3%

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared with Three Months Ended September 30, 2023

Consolidated

	Three Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,212	—	$1,290	—	(6.0)%
Gross profit	245	20.2%	292	22.6%	(16.1)%
SG&A expenses	123	10.1%	129	10.0%	(4.7)%
Income from operations	122	10.1%	163	12.6%	(25.2)%

Net sales for the three months ended September 30, 2024 decreased $78 million when compared to the same period in 2023, primarily due to lower end-market demand across most geographies, partially offset by healthy demand for telehandlers and utility products in North America.

Gross profit for the three months ended September 30, 2024 decreased $47 million when compared to the same period in 2023, primarily due to the impact of lower sales volume and unfavorable mix as well as higher freight and severance costs.

SG&A expenses for the three months ended September 30, 2024 decreased $6 million when compared to the same period in 2023, primarily due to lower compensation cost.

Income from operations for the three months ended September 30, 2024 decreased $41 million when compared to the same period in 2023, primarily due to the impact of lower sales volume and unfavorable geographic and product mix as well as higher freight and severance costs, partially offset by lower SG&A expenses.

Materials Processing

	Three Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$444	—	$541	—	(17.9)%
Income from operations	56	12.6%	92	17.0%	(39.1)%

Net sales for the three months ended September 30, 2024 decreased $97 million when compared to the same period in 2023, primarily due to channel adjustments and lower end-market demand across certain product lines and geographies.

Income from operations for the three months ended September 30, 2024 decreased $36 million when compared to the same period in 2023, primarily due to lower sales volume and unfavorable product and geographic mix as well as higher severance costs.

Aerial Work Platforms

	Three Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$769	—	$751	—	2.4%
Income from operations	83	10.8%	93	12.4%	(10.8)%

Net sales for the three months ended September 30, 2024 increased $18 million when compared to the same period in 2023, primarily due to increased demand for telehandlers and utility products in North America, partially offset by lower demand for aerial work platforms as customers adjusted delivery schedules to align with fleet productivity and shorter equipment lead times.

Income from operations for the three months ended September 30, 2024 decreased $10 million when compared to the same period in 2023, primarily due to unfavorable mix as well as higher freight and severance costs.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(1)	—	$(2)	—	*
Loss from operations	(17)	*	(22)	*	22.7%
* Not a meaningful percentage

Loss from operations for the three months ended September 30, 2024 decreased $5 million when compared to the same period in 2023. The decrease in operating loss is primarily due to lower compensation cost.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three months ended September 30, 2024 and 2023 was $10 million and $15 million, respectively. The decrease in expense is primarily due to lower average borrowings, lower receivable sales and higher interest income.

Other Income (Expense) – Net

Other income (expense) – net was an expense of $13 million and income of $1 million for the three months ended September 30, 2024 and 2023, respectively. The increase in expense is primarily due to transaction costs related to ESG acquisition, higher mark-to-market losses recorded on equity investment, and the negative impact of changes in foreign exchange rates.

Income Taxes

During the three months ended September 30, 2024, we recognized income tax expense of $11 million on income of $99 million, an effective tax rate of 11.1%, as compared to income tax expense of $30 million on income of $149 million, an effective tax rate of 20.0%, for the three months ended September 30, 2023. The lower effective tax rate for the three months ended September 30, 2024 when compared with the three months ended September 30, 2023 is primarily due to an increase in favorable discrete items, partially offset by higher tax related to geographic distribution of income.

Nine Months Ended September 30, 2024 Compared with Nine Months Ended September 30, 2023

Consolidated

	Nine Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,886	—	$3,929	—	(1.1)%
Gross profit	871	22.4%	914	23.3%	(4.7)%
SG&A expenses	398	10.2%	393	10.0%	1.3%
Income from operations	473	12.2%	521	13.3%	(9.2)%

Net sales for the nine months ended September 30, 2024 decreased $43 million when compared to the same period in 2023, primarily due to lower end-market demand across most geographies, partially offset by increased demand for aerial work platforms, telehandlers and utility products in North America.

Gross profit for the nine months ended September 30, 2024 decreased $43 million when compared to the same period in 2023, primarily due to the impact of lower sales volume and unfavorable mix as well as higher severance costs, partially offset by cost reductions and improved manufacturing throughput.

SG&A expenses for the nine months ended September 30, 2024 increased $5 million when compared to the same period in 2023, primarily due to higher severance costs, technology expenses and a prior year facility sale gain, partially offset by lower compensation cost.

Income from operations for the nine months ended September 30, 2024 decreased $48 million when compared to the same period in 2023, primarily due to the impact of lower sales volume, unfavorable mix, higher severance costs and increased SG&A expenses, partially offset by cost reduction and improved throughput.

Materials Processing

	Nine Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,463	—	$1,672	—	(12.5)%
Income from operations	205	14.0%	275	16.4%	(25.5)%

Net sales for the nine months ended September 30, 2024 decreased $209 million when compared to the same period in 2023, primarily due to channel adjustments and lower end-market demand across certain product lines and geographies.

Income from operations for the nine months ended September 30, 2024 decreased $70 million when compared to the same period in 2023, primarily due to lower sales volume and unfavorable product mix and geographic mix as well as higher severance costs, partially offset by cost reductions.

Aerial Work Platforms

	Nine Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,423	—	$2,262	—	7.1%
Income from operations	324	13.4%	310	13.7%	4.5%

Net sales for the nine months ended September 30, 2024 increased $161 million when compared to the same period in 2023, primarily due to increased demand for aerial work platforms, telehandlers and utility products in North America.

Income from operations for the nine months ended September 30, 2024 increased $14 million when compared to the same period in 2023, primarily due to incremental profit achieved on higher sales volume and improved manufacturing throughput, partially offset by unfavorable mix, Monterrey start-up inefficiencies, higher severance costs and a prior year facility sale gain.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2024		2023
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$—	—	$(5)	—	100.0%
Loss from operations	(56)	*	(64)	*	12.5%
* Not a meaningful percentage

Loss from operations for the nine months ended September 30, 2024 decreased $8 million when compared to the same period in 2023. The decrease in operating loss is primarily due to lower compensation cost and the negative impact of changes in foreign exchange rates in the prior year, partially offset by higher severance costs.

Interest Expense, Net of Interest Income

During the nine months ended September 30, 2024, our interest expense, net of interest income, was $35 million, or $7 million lower when compared to the same period in 2023, due primarily to lower average borrowings, higher interest income and lower receivable sales, partially offset by receivable sales at higher interest rates.

Other Income (Expense) – Net

Other income (expense) – net for the nine months ended September 30, 2024 and 2023 was an expense of $28 million and $5 million, respectively. The increase in expense is primarily due to transaction costs related to ESG acquisition, higher mark-to-market losses recorded on equity investments, and the negative impact of changes in foreign exchange rates.

Income Taxes

During the nine months ended September 30, 2024, we recognized income tax expense of $73 million on income of $410 million, an effective tax rate of 17.8%, as compared to income tax expense of $85 million on income of $474 million, an effective tax rate of 18.0%, for the nine months ended September 30, 2023. The lower effective tax rate for the nine months ended September 30, 2024 when compared with the nine months ended September 30, 2023 is primarily due to an increase in favorable discrete items.

Gain (Loss) on Disposition of Discontinued Operations - net of taxes

During the nine months ended September 30, 2023, the gain (loss) on disposition of discontinued operations - net of tax, primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At September 30, 2024, we had cash and cash equivalents of $352 million and undrawn availability under our revolving line of credit of $600 million, giving us total liquidity of approximately $952 million. During the nine months ended September 30, 2024, our liquidity decreased by approximately $19 million from December 31, 2023 primarily due to cash used in capital expenditures, dividends and share repurchases, partially offset by cash generated from operations.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2029. Our actions to maintain liquidity include disciplined management of costs and working capital. Additionally on October 8, 2024, our existing revolving line of credit was increased from $600 million to $800 million and the maturity was extended from April 1, 2026 to October 8, 2029. See Note J – “Long-Term Obligations” for additional details on financing transaction. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 and Part II Item 1A – “Risk Factors” of this Quarterly Report for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic volatility resulting from inflationary pressures, foreign exchange rate volatility, geopolitical uncertainty and high interest rates.
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

We had free cash flow of $88 million and $61 million for the three and nine months ended September 30, 2024, respectively. The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2024	Nine Months Ended 9/30/2024
Net cash provided by (used in) operating activities	$117	$149
Capital expenditures, net of proceeds from sale of capital assets	(29)	(88)
Free cash flow (use)	$88	$61

Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2024, we sold, without material recourse, approximately $523 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 26.3% at September 30, 2024. The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2024 (in millions):

Three Months Ended September 30, 2024
Net sales	$1,212
x	4
Trailing three month annualized net sales	$4,848

As of September 30, 2024
Inventories	$1,222
Receivables	670
Trade accounts payable	(593)
Customer advances	(24)
Working capital	$1,275

We had no revolving line of credit (the “Revolver”) borrowings at September 30, 2024. For information regarding debt, see Note J – “Long-Term Obligations” in Notes to Condensed Consolidated Financial Statements.

We remain focused on the use of Terex Financial Services to drive incremental sales by facilitating customer financing solutions in key markets.

During the nine months ended September 30, 2024, we repurchased 562,371 shares of common stock for $31 million leaving approximately $101 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in each of the first, second and third quarters of 2024, which were paid to our shareholders. In October 2024, our Board declared a dividend of $0.17 per share, which will be paid on December 19, 2024 to our shareholders of record as of November 8, 2024.

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

Cash Flows

Cash provided by operations was $149 million and $269 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash provided by operations was primarily driven by lower operating profitability and higher working capital.

Cash used in investing activities was $80 million and $54 million for the nine months ended September 30, 2024 and 2023, respectively. The increase in cash used in investing activities relates primarily to lower proceeds from the sale of capital assets and higher capital expenditures, partially offset by lower acquisition and investment activity and proceeds from sale of marketable securities.

Cash used in financing activities was $88 million and $161 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease in cash used in financing activities was primarily due to debt repayments in 2023.

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

At September 30, 2024, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a strengthening or weakening of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2024 would have had approximately a $24 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended September 30, 2024.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At September 30, 2024, less than 1% of our debt was floating rate debt and the weighted average interest rate of our total debt was 4.06%.

At September 30, 2024, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2024 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The overall continuity of material supply into our manufacturing operations has improved from the prior year. We have designed and implemented plans to mitigate the impact of risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components have continued while the cost of U.S. steel has declined throughout 2024. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. Tariffs on certain Chinese origin goods continue to put pressure on input costs, which we have been able to partially mitigate through the U.S. Government’s exclusion process, extended through May 31, 2025, and duty draw back. We also continue to explore other mechanisms to mitigate impacts of tariffs. If we are unable to recover a substantial portion of increased costs from our customers and suppliers or through duty draw back, our business or results of operations could be adversely affected. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of September 30, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation and other contingencies and uncertainties, see Note L - “Litigation and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

The risk factors entitled “We may be unable to successfully integrate acquired businesses, including Dover Corporation’s Environmental Solutions Group (“ESG”). We may not realize the anticipated benefits of such acquisitions, including the acquisition of ESG. Our results of operations going forward may differ materially from any pro forma financial data provided.” updates and replaces the prior risk factors entitled “We may face limitations on our ability to integrate acquired businesses.” We have also updated the risk factors entitled “Our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve.” and “We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.” There have been no other material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023.

We may be unable to successfully integrate acquired businesses, including Dover Corporation’s Environmental Solutions Group (“ESG”). We may not realize the anticipated benefits of such acquisitions, including the acquisition of ESG. Our results of operations going forward may differ materially from any pro forma financial data provided.

From time to time, we engage in strategic transactions involving risks, including the possible failure to successfully integrate and realize the expected benefits of such transactions. We have consummated many acquisitions in the past and anticipate making additional acquisitions in the future. On October 8, 2024, we acquired ESG for $2 billion. Our ability to realize the anticipated benefits of the acquisition, including the expected tax benefits and synergies, will depend, to a large extent, on our ability to integrate the businesses of both companies.

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

The successful integration of any previously acquired or newly acquired business also requires us to implement effective internal control processes in these acquired businesses. While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly acquired companies, including ESG, will operate profitably, that the intended beneficial effect from these acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these acquired businesses, particularly when the acquired business operates in foreign jurisdictions and/or was privately owned. See the risk factor disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 entitled “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws. While our evaluation of any potential transaction includes business, legal, compliance and financial due diligence with the goal of identifying and evaluating the material risks involved, these due diligence reviews may not identify all of the issues necessary to accurately estimate the cost and potential risks of a particular acquisition or costs associated with any quality issues with an acquisition target's products or services. In addition, to the extent that we seek or make acquisitions in machinery and industrial businesses that are significantly different from our existing operations, there will be added risks and challenges for managing and integrating these businesses. Further, we may need to consolidate or restructure our acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy. If we are unable to close or fail to successfully integrate acquired businesses, this could have an adverse effect on our business, financial condition and results of operations.

We also may not realize the expected benefits of any newly acquired business, including expected synergies. For instance, if we are unable to realize expected synergies from the ESG acquisition, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Further, we may be unable to achieve or maintain our long-term net leverage targets which could result in an event of default under our outstanding debt obligations. See Risk Factor entitled, “We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.”

Additionally, in connection with the ESG acquisition, any unaudited pro forma financial data that may be provided is not necessarily indicative of what our actual financial position or results of operations may be. Any unaudited pro forma financial data will be derived from our audited and unaudited financial statements and ESG’s audited and unaudited financial statements, and will reflect certain assumptions and adjustments. The assumptions used in preparing unaudited pro forma financial data may not prove to be accurate, and other factors may adversely affect our financial condition or results of operations.

Our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve.

Demand for our products is affected by the general strength of the economies in which we sell our products, customers’ perceptions concerning the timing of economic cycles, customers’ replacement or repair cycles, prevailing interest rates, residential and non-residential construction spending, government spending priorities, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. The last several years have been marked by geopolitical instability, including the conflict between Russia and Ukraine as well as Israel and Hamas, social concerns, supply chain and freight constraints, pandemic, labor shortages and wage increases, high inflation, high interest rates, foreign currency exchange volatility, and continuing concerns of recessions, all of which have increased ongoing economic uncertainty and instability in the global markets. This instability can make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Some of our customers also depend substantially on government funding of highway construction, maintenance and other infrastructure projects. Policies of governments attempting to address local deficit or structural economic issues could have a material impact on our customers and markets. There is an expectation of significant infrastructure and government spending, including in relation to the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

Recent channel adjustments reflect macro uncertainty, high interest rates, election and geopolitical uncertainties, and shorter delivery lead times. We cannot provide any assurance that there will not be continued, increased global economic weakness and recessions based on the above uncertainties or other factors. If economic conditions in the U.S., Europe and other key markets weaken, we may experience further negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments.

We have a significant amount of debt outstanding and must comply with restrictive covenants in our debt agreements.

On October 8, 2024, we entered into an Incremental Assumption, Borrowing Subsidiary Agreement and Amendment No. 2 to our credit agreement which (i) increased the size of our existing revolving credit facilities to $800 million and extended the maturity of our existing revolving credit facilities to expire on October 8, 2029, and (ii) provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031. We also issued an additional $750 million of senior unsecured notes on October 8, 2024, which will mature in 2032.

Our total long-term debt at September 30, 2024 was $624 million; following the acquisition of ESG our debt levels have now increased significantly. Our ability to make required payments of principal and interest on our increased debt levels will depend on future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, our credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2024 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2024 - July 31, 2024	146,281	$55.42	145,244	$104,931
Aug 1, 2024 - Aug 31, 2024	41,310	$56.12	40,488	$102,663
Sep 1, 2024 - Sep 30, 2024	43,959	$51.03	40,547	$100,603
Total	231,550	$54.71	226,279	$100,603

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board of Directors authorized the repurchase up to $150 million of our outstanding shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

2.1
Transaction Agreement, dated as of July 21, 2024, by and between Terex Corporation and Dover Corporation (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 8, 2024 and filed with the Commission October 9, 2024).

2.2
First Amendment to Transaction Agreement, dated as of October 8, 2024, by and between Terex Corporation and Dover Corporation (incorporated by reference to Exhibit 2.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 8, 2024 and filed with the Commission October 9, 2024).

4.1
Indenture, dated as of October 8, 2024, among Terex Corporation, the subsidiary guarantors named therein and the Trustee (including the Form of 6.250% Senior Notes due 2032 included therein) (incorporated by reference to Exhibit 4.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 8, 2024 and filed with the Commission October 9, 2024).

10.1
Incremental Assumption and Amendment Agreement and Amendment, dated as of July 21, 2024, among Terex Corporation, certain of its subsidiaries, the lenders and issuing banks party thereto, and UBS AG relating to the Amended and Restated Credit Agreement dated as of April 1, 2021, among Terex Corporation, certain of its subsidiaries, the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent.*

10.2
Amended and Restated Commitment Letter, dated August 2, 2024, among Terex Corporation, UBS Securities LLC, UBS AG, Stamford Branch, Bank of America, N.A., BofA Securities, Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., BNP PARIBAS, BNP Paribas Securities Corp., HSBC Bank USA, National Association, HSBC Securities (USA) Inc., HSBC UK Bank PLC, Mizhuho Bank, Ltd. and Santander Bank, N.A., related to the Commitment Letter dated July 21, 2024, among Terex Corporation, UBS Securities LLC and UBS AG, Stamford Branch.*

10.3
Incremental Assumption Agreement, Borrowing Subsidiary Agreement and Amendment No. 2, dated as of October 8, 2024, among Terex Corporation, certain of its subsidiaries, the lenders and issuing banks party thereto, UBS AG Cayman Islands Branch, as existing administrative agent, and UBS AG, Stamford Branch, as successor administrative agent, relating to the Amended and Restated Credit Agreement, dated as of April 1, 2021, among Terex Corporation, certain of its subsidiaries, the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 8, 2024 and filed with the Commission October 9, 2024).

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

TEREX CORPORATION
(Registrant)

Date:	October 30, 2024	/s/ Julie A. Beck
Julie A. Beck
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 30, 2024	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)