Form 10-K
period 2024-12-31
TEREX CORP
filed 2025-02-07
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-10702
TEREX CORPORATION
(Exact name of registrant as specified in its charter)

Delaware			34-1531521
(State of Incorporation)			(IRS Employer Identification No.)
301 Merritt 7, 4th Floor	Norwalk	Connecticut	06851
(Address of principal executive offices)			(Zip Code)
Registrant’s telephone number, including area code: (203) 222-7170
_______________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock ($0.01 par value)	TEX	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☒	No	☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Act.

Yes	☐	No	☒

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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $3,603 million based on the last sale price on June 28, 2024.

Number of outstanding shares of common stock: 66.4 million as of February 4, 2025.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2024.
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

•the imposition of new or increased international tariffs;
•our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve;
•we have a significant amount of debt outstanding and need to comply with covenants contained in our debt agreements;
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
•our industry is highly competitive and subject to pricing pressure;
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
•increased cybersecurity threats and more sophisticated computer crime;
•issues related to the development, deployment and use of artificial intelligence technologies in our business operations, information systems, products and services;
•increased regulatory focus on privacy and data security issues and expanding laws;
•litigation, product liability claims and other liabilities;
•our compliance with environmental regulations and failure to meet sustainability requirements or expectations;
•our compliance with the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws;
•our ability to comply with an injunction and related obligations imposed by the U.S. Securities and Exchange Commission (“SEC”);
•our ability to attract, develop, engage and retain qualified team members;
•possible work stoppages and other labor matters; and
•other factors.

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

TEREX CORPORATION AND SUBSIDIARIES
Index to Annual Report on Form 10-K
For the Year Ended December 31, 2024

PART I

ITEM 1.    BUSINESS

GENERAL

Our Company was incorporated in Delaware in October 1986 as Terex U.S.A., Inc. Since that time, we have changed significantly, and much of this change has been historically accomplished through acquisitions and managing our portfolio of companies by divestiture of non-core businesses and products. Today, Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. We design, build and support products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, and the entertainment industry. We provide lifecycle support to our customers through our global parts and services organization, and offer complementary digital solutions, designed to help our customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support.

We report our business in the following segments: (i) Materials Processing (“MP”), (ii) Aerial Work Platforms (“AWP”) and (iii) Environmental Solutions Group (“ESG”).

Further information about our industry and reportable segments appears in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B – “Business Segment Information” in the Notes to Consolidated Financial Statements.

MATERIALS PROCESSING

Our MP segment designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, rough terrain cranes, tower cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use. We market our MP products principally under the following brand names and business lines: Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarapids®, CBI®, Simplicity®, Franna®, Terex Ecotec®, Finlay®, ProAll®, ZenRobotics®, Terex Washing Systems, Terex MPS, Terex Jaques®, Advance®, ProStack®, Bid-Well®, MDStm, MARCO®, MAGNAtm, Terex Recycling Systems and Green-Tectm.

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
•Front discharge and rear discharge mini concrete mixer trucks are manufactured in Fort Wayne, Indiana;
•Volumetric concrete mixers are manufactured in Olds, Alberta, Canada;
•Pick and carry cranes are manufactured in Brisbane, Australia;
•Rough terrain cranes are manufactured in Crespellano, Italy;
•Tower cranes are manufactured in Fontanafredda, Italy;
•Mobile crushers, including crushing chambers, mobile screens and material handlers are manufactured in Jiading, China;

•Mobile and static trommel screens are manufactured in Monaghan, Ireland; and
•Bulk material handling conveyors are manufactured in Mount Vernon, Missouri.

We have North American distribution centers in Louisville, Kentucky and Southaven, Mississippi, service centers in Australia, Thailand, Turkey, Malaysia and a parts distribution center in Northern Ireland.

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

AWP has the following significant manufacturing operations:

•Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Umbertide, Italy, Changzhou, China, Monterrey, Mexico and Sanand, India;
•Utility products are manufactured in Watertown and Huron, South Dakota and Changzhou, China; and
•Telehandlers are manufactured in Umbertide, Italy and Monterrey, Mexico.

We have a parts and logistics center located in North Bend, Washington for our AWP products. Additionally, we have a parts distribution center in Southaven, Mississippi. Our European, Asian Pacific and Latin American parts and logistics operations are conducted through a combination of outsourced facilities and Terex managed operations.

We also provide service and support for aerial and utility products in the U.S. through a network of service branches and field service operations.

ENVIRONMENTAL SOLUTIONS GROUP

Our ESG segment designs, manufactures, services and markets waste and recycling equipment and solutions, including refuse collection bodies, hydraulic cart lifters, automated carry cans, compaction, balers and recycling equipment, cameras with integrated smart technology, as well as related components and replacement parts, and waste hauler software solutions. Customers use these products in the solid waste and recycling industry. We market our ESG products principally under the following brand names: Heil®, Marathon®, 3rd Eye®, Soft-Pak®, Connected Collections®, Parts Central®, Curotto-Can® and Bayne Thinline®.

ESG has the following significant manufacturing operations:

•Refuse collection bodies, hydraulic cart lifters and automated carry cans are manufactured in Fort Payne, Alabama; and
•Compaction, balers and recycling equipment are manufactured in Vernon, Alabama.
We have a parts distribution center and various warehouses located in Fort Payne, Alabama.

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

TFS uses third-party appraisal companies to provide a basis to project future values of Terex used equipment in the secondary market sales channels. These secondary market sales channels may also be used for re-marketing any equipment which is returned at end of lease or is repossessed in the case of a customer default. If equipment is received, TFS uses the resale channel which maximizes proceeds and/or mitigates risk for Terex and our funding partners.

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

The Terex Way continues to guide us on how we conduct business with our stakeholders: team members, customers, stockholders, suppliers, our communities and many others. It drives our unwavering focus on Zero Harm Safety, strong governance, culture and inclusion, responsible environmental stewardship and sustainability, and support for the communities where we live and work.

Each business in our Company is unique, but all businesses are managed to a common set of expectations in three broad thematic areas, as defined by our “Execute, Innovate, Grow” operating framework.

The “Execute” theme involves expectations related to core operating processes and accountabilities. These core operating processes are being developed into the newly created Terex Operating System, as we migrate towards an integrated operating company. We expect our businesses to deploy processes that meet local needs while delivering a level of performance and predictability that is consistent with effective operations. These expectations are fulfilled differently by the various Terex businesses, but the core principles are the same as outlined in the Terex Operating System. The Terex Operating System is being designed to ensure strict process discipline, continuous improvement, and automation is deployed wherever Terex-wide standardization can add value, while still allowing our businesses the flexibility to modify for their individual market needs.

The “Innovate” theme focuses on purposeful development of step-change improvements in Terex offerings and in the efficiency with which these offerings are executed and supported. Innovation at Terex means doing things significantly better tomorrow than they have been done in the past by harnessing new thinking and applying technology in new and creative ways. Digital transformation plays an important role in many of the innovations we pursue, and it spans fully across our enterprise systems, factory operations, and product solutions.

The “Grow” theme is the outcome of doing “Execute” and “Innovate” well. We will successfully and profitably grow when we operate efficiently, apply new thinking in creating value for customers and take on new challenges through business investments (i.e. new category and geographic development). We also see a role for further growth via inorganic investments. Our most recent acquisition of the ESG from Dover Corporation demonstrates our commitment to adding attractive businesses in non-cyclical markets with a keen focus on the waste management, recycling, and circular economy segments. We continue to build and actively pursue our inorganic investment pipeline, with an eye towards adding new dimensions to the Company portfolio and applying our skills as a manager of specialized machinery businesses in new and complementary domains.

Our capital allocation approach remains an important part of our overall strategy, including maintenance of an optimal capital structure (2.5x net leverage target through the cycle), growth investments, restructuring investments and efficient return of capital to stockholders via dividends and share repurchases.

Successful pursuit of the “Execute, Innovate, Grow” strategy will shape the direction of our Company over the coming years. Terex has a diverse portfolio of businesses that work collaboratively to deliver business performance efficiently and effectively. We balance the independence of our businesses with the benefits of total Company scale, which is central to how we manage our Company.

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

Wood processing, biomass and recycling equipment includes shredders, grinders, trommels, chippers and specialty systems. This equipment is used in, among other things, recycling, wood energy, green waste/construction, demolition recycling industries and pulp and paper. Robotic waste sorting equipment consists of smart robots, powered by AI software, designed to pick, sort and recycle waste. Tree care and vegetation management equipment includes chippers, mulchers, spider lifts and dedicated tree care handlers.

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
•Pick and carry cranes are designed for a wide variety of applications, including use at mine sites, large fabrication yards, building and construction sites and in machinery maintenance and installation. They combine highway road speed with all-terrain capability.
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

UTILITY EQUIPMENT. Our utility products include digger derricks, insulated aerial devices and self-propelled articulating insulated booms. These products are used by electric utilities, tree care companies, telecommunications and cable companies, and the related construction industries, as well as by government organizations.

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

ENVIRONMENTAL SOLUTIONS GROUP

REFUSE COLLECTION BODIES AND EQUIPMENT. We manufacture refuse collection bodies, including front-end loaders, automated front loaders, automated side loaders, and rear end loaders. We also manufacture automated carry cans that mount to front loaders, and other cart tippers, carry cans and lifting systems. The refuse collection bodies, carry cans and cart tipper equipment are used to support the collection of residential refuse and commercial containers. The lift systems are also used in industrial plants, hospitals, shopping centers, food processing plants and universities.

COMPACTION, BALERS AND RECYCLING EQUIPMENT. We manufacture a range of stationary compactors, self-contained compactors, front load and rear load compactors, apartment and high-rise compactors, transfer system compactors, stationary auger compactors, self-contained auger compactors, compactor containers, pre-crushers cart-dumpers, two-ram balers, heavy-duty vertical balers, auto-tie balers, manual-tie balers, conveyors and material recovery facility systems. This equipment is used for on-site processing and compaction of trash and recyclable materials, and is used in a wide array of recycling applications from apartment complexes to factories and department stores.

DIGITAL SOLUTIONS. Our digital solutions consist of advanced mobile and facility vision technology, along with integrated back office systems. 3rd Eye offers heavy-duty truck cameras that can provide 360° of visibility, and integration with smart technology and live monitoring, to provide solutions that improve safety, productivity, sustainability and profitability. 3rd Eye innovations offer driver education and development, positive service verification, route and facility contamination detection, vehicle health and maintenance, and vehicle/asset tracking and compliance. 3rd Eye camera and technology solutions can be utilized across a wide array of fleets including refuse, construction, utilities and emergency response fleets. 3rd Eye also offers connected compactors and balers. Soft-Pak provides back-office, route management, and customer relations software solutions to the waste and recycling industry. Combined with its in-cab tablet-based applications, Soft-Pak provides refuse fleets with comprehensive, customer-facing solutions and information.

SERVICES. We offer a range of services for ESG products consisting of inspections, installations, preventative maintenance, general repairs, reconditioning, refurbishment and spare parts, as well as training services. Our services are provided on our own products and on third-party products and related equipment.

BACKLOG

Our backlog as of December 31, 2024 and 2023 was as follows (in millions):

	December 31,
	2024	2023
MP	$320	$767
AWP	1,451	2,644
ESG	520	—
Total	$2,291	$3,411

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

Our overall backlog at December 31, 2024 decreased $1,120 million from backlog amounts at December 31, 2023, driven by improved customer deliveries, a return to historical ordering patterns and market weakness in Europe, partially offset by backlog from our newly acquired business, ESG.

MP backlog at December 31, 2024 decreased approximately 58% from backlog amounts at December 31, 2023. The decrease from 2023 was driven primarily by improved customer deliveries and a return to historical ordering patterns across our MP businesses as lead times decreased.

AWP backlog at December 31, 2024 decreased approximately 45% from backlog amounts at December 31, 2023. The decrease from 2023 was primarily driven by improved customer deliveries, a return to historical ordering patterns and lower bookings outside of North America.

ESG had backlog of $520 million at December 31, 2024.

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

ENVIRONMENTAL SOLUTIONS GROUP

We distribute our ESG products to customers through several channels including a network of independent distributors, direct sales and rental companies.

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

With the increased global awareness and customer demand for products that are not powered by carbon-based fuels, we continue to develop and incorporate alternative power solutions within our different product lines. Across our product range depending on product and application, various solutions are being deployed including battery-electric, fuel-electric hybrid and plug-in hybrids. In parallel to this, we continue to research and evaluate alternative lower and no-carbon energy alternatives, including partnering with technology companies and universities, that may become viable solutions for our products in the future. A majority of our product portfolios offer alternative power options that significantly reduce the impact of the end-user’s carbon footprint.

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

Materials Processing	Crushing & Screening Equipment	Astec Industries, Deere (Kleeman), Keestrack, Metso, Portafill, Rubble Master and Sandvik

	Washing Systems	Azfab, CDE Global, Matec, McLanahan, Metso, Phoenix Process Equipment, Superior and Weir/Trio

	Wood Processing, Biomass, Recycling Equipment and Trommels	Astec Industries, Bandit, Doppstadt, Eggersmann, Jenz, Komptech, Morbark and Vermeer

	Conveyors	Astec/Telestack, Deere (Kleeman), Edge, Metso/McCloskey, Puzzulona Thor, Superior and Weir/Trio

	Material Handlers	Atlas, Caterpillar, Liebherr and Sennebogen

	Concrete Pavers	Allen Engineering, Gomaco, Guntert & Zimmerman and Power Curbers

	Concrete Mixer Trucks	Beck Industrial, Con-Tech, Continental Mixer, Oshkosh (McNeilus)

	Volumetric Concrete Mixers	Bay-lynx, Cemen Tech, Holcombe and Zimmerman

	Pick and Carry Cranes	Ace, Escorts, Humma and TIDD

	Rough Terrain Cranes	Kato, Liebherr, Link-Belt, Manitowoc (Grove), Sany, Tadano-Faun, XCMG and Zoomlion

	Tower Cranes	Comansa, Jaso, Liebherr, Manitowoc (Potain), Wolffkran, XCMG and Zoomlion

	Robotic Waste Sorting Technology	AMP Robotics, Max-Al, Steinert, Tomra and Waste Robotics

	Tree Care and Vegetation Management Equipment	Albach Primtech, Bandit, Fecon, Jenz, Ufkes, Vermeer

Aerial Work Platforms	Portable Material Lifts and Portable Aerial Work Platforms	Dingli, Haulotte and Oshkosh (JLG)

	Boom Lifts	Dingli, Haulotte, JCB, Linamar (Skyjack), Manitou, MEC, Oshkosh (JLG), Sinoboom, XCMG and Zoomlion

	Scissor Lifts	Dingli, Haulotte, JCB, LGMG, Linamar (Skyjack), MEC, Oshkosh (JLG), Sinoboom, XCMG and Zoomlion

	Utility Equipment	Altec, Dur-A-Lift, Elliot Equipment, Palfinger, Posi+ and Time Manufacturing

	Telehandlers	JCB, Linamar (Skyjack), Manitou (Gehl), Merlo and Oshkosh (JLG)

Environmental Solutions Group	Refuse Collection Bodies	Labrie, New Way, Oshkosh (McNeilus)

	Compactors and Balers	Cram-A-Lot, Komar, Wastebuilt

	On Board Vehicle Technology	AMCS, Geotab, Ltyx, Routeware, Samsara

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2024. In 2024, our largest customer accounted for less than 6% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 29% of our consolidated net sales. A material portion of AWP and ESG net sales are to national rental companies.

PATENTS, LICENSES AND TRADEMARKS

We use proprietary materials such as patents, trademarks, trade secrets and trade names in our operations and take actions to protect these rights.

We use several significant trademarks and trade names, most notably the Terex®, Genie®, Powerscreen®, Fuchs® and Heil® trademarks. The other trademarks and trade names that we use include registered trademarks of Terex Corporation or its subsidiaries.

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

SEASONAL FACTORS

Terex is a global company, with a diverse portfolio of businesses that support multiple end uses. Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending. Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). Non-seasonal macro factors are also important and can surpass seasonal influences in importance in some years. In 2025, we expect second half sales to be higher than first half sales, with the second, third and fourth quarter sales higher than first quarter sales.

WORKING CAPITAL

Our businesses are working capital intensive and require funding to purchase production and replacement parts, inventories and expenditures to repair, replace and upgrade existing facilities. We have debt service requirements, including periodic interest payments on our outstanding debt. We believe cash generated from operations, including cash generated from the sale of receivables, will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this annual report. See Item 1A. – “Risk Factors” for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business. We will continue to pursue cash generation opportunities, including reducing costs and working capital, reviewing alternatives for under-utilized assets, and selectively investing in our businesses to promote growth opportunities. For more detail on working capital, see Item 7 – “Liquidity and Capital Resources”.

HUMAN CAPITAL MANAGEMENT

SAFETY

The safety of our team is our number one priority. At Terex, safety is an absolute way of life. We are committed to Zero Harm, and we expect all team members to be committed to safety and continuous improvement in this area. Terex has set the goals of reaching a 0.4 lost time injury rate and 1.4 total recordable injury rate by the end of 2026. At the end of 2024, our lost time injury rate was 0.37 and our total recordable injury rate was 1.49. Our aspirational goal will always be zero injuries, but these goals represent milestones along our journey to Zero Harm.

TEAM MEMBER TALENT AND SUPPORT

Terex strives to attract, engage, develop and retain outstanding talent to be part of our team. Capable, highly skilled and engaged team members are key to our ability to implement our “Execute, Innovate, Grow” strategy.

As of December 31, 2024, we had approximately 11,400 team members, including approximately 5,800 team members in the U.S. Approximately one percent of our team members in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our team members to be good and we provide mechanisms such as surveys and helplines for our team members to provide their perspectives. In 2024, 88% of team members participated in our company-wide global engagement survey. Safety remained the highest rated survey category and we received positive net promoter scores.

We have a robust talent review process in which we assess talent strengths and opportunity areas, matching our team members’ career aspirations with the needs of the business. We offer a wide range of training programs to support team members in their current roles and in achieving advancement opportunities. Our core curriculum of Terex Success Programs are designed for all of our team members from individual contributors to front line supervisors to managers and executives. These programs are grounded in The Terex Way and help participants build key skills and competencies. Business specific leadership programs are also conducted in each of our segments and additional training programs are offered around specific topics such as safety, culture and inclusion, technical skills, financial fundamentals, compliance, cybersecurity and harassment prevention.

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

CULTURE AND INCLUSION

We are committed to recruiting, engaging, developing, and retaining team members at all levels of our global workforce. We encourage, value, and support team members of every race, gender, age, ability, religion, orientation, identity, and experience. We firmly believe that different backgrounds, thoughts, and experiences cultivate innovation and better decision-making. Our culture is defined by our Terex Way Values – Integrity, Respect, Improvement, Servant Leadership, Courage, and Citizenship. Our values are the driving force behind our commitment to maintain an inclusive, supportive, non-discriminatory, and safe workplace for all team members. We are committed to creating a culture of inclusion, which starts with the tangible, intentional actions that all Terex team members – regardless of title or tenure - must make to ensure our team members feel safe, supported, and valued.

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

Financial and General Economy Risks

The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations.

Rising international tariffs, including any tariffs applied to goods traded between the U.S. and China, the U.S. and Mexico and the U.S. and Canada, could materially and adversely affect our business and results of operations. The U.S. government has previously and now again recently imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Foreign governments have imposed, and may impose in the future, retaliatory tariffs on goods that their countries import from the U.S. Such changes can make it difficult or costly for us to do business in, or import our products from, those countries. For example, tariffs on certain Chinese origin goods impact the cost of material and machines we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import from our manufacturing operations in China, leads to higher input costs and lower margins on certain products we sell. In addition, tariffs imposed by the Chinese government on U.S. imports have made the cost of some of our products more expensive for our Chinese customers.

We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. However, with certain tariff exclusions ending and with any new tariffs, it could further negatively impact global trade and economic conditions in many of the regions where we do business. Such tariffs may result in significant increases in our material and component costs and the cost of machinery imported directly from our international manufacturing operations, which may make our products less cost competitive and reduce gross margins. It may also adversely impact demand for our products in certain locations. It may be time-consuming and costly for us to modify our business operations to adapt to or comply with such tariffs. If we become unable to recover a substantial portion of any increased tariff related costs, the recent or increased international tariffs could materially and adversely affect our business, financial condition and results of operations.

Our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve.

Demand for our products is affected by the general strength of the economies in which we sell our products, customers’ perceptions concerning the timing of economic cycles, customers’ replacement or repair cycles, prevailing interest rates, residential and non-residential construction spending, government spending priorities, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. The last several years have been marked by geopolitical instability, including the conflict between Russia and Ukraine as well as Israel and Hamas, social concerns, supply chain and freight constraints, a pandemic, labor shortages and wage increases, high inflation, high interest rates, foreign currency exchange volatility, and recessions, all of which have increased ongoing economic uncertainty and instability in the global markets. This instability can make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Some of our customers also depend substantially on government funding of highway construction, maintenance and other infrastructure projects. Policies of governments attempting to address local deficit or structural economic issues could have a material impact on our customers and markets. There is an expectation of significant infrastructure and government spending, including in relation to the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

Recent channel adjustments reflect macro uncertainty, high interest rates, geopolitical uncertainties, and shorter delivery lead times. We cannot provide any assurance that there will not be continued, increased global economic weakness and recessions based on the above uncertainties or other factors. The imposition of tariffs by the United States could trigger the adoption of tariffs by other countries as well. Any resulting escalation of trade tensions, including a trade war, could have a significant adverse effect on world trade and the world economy. If economic conditions in the U.S., Europe and other key markets weaken, we may experience further negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments.

We have a significant amount of debt outstanding and must comply with covenants in our debt agreements.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2024, there can be no assurance this will continue to occur.

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

Competition and Strategic Performance Risks

We may be unable to successfully integrate acquired businesses, including ESG. We may not realize the anticipated benefits of such acquisitions, including the acquisition of ESG.

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

Management will be required to devote significant attention and resources to the integration process, which may disrupt business and, if implemented ineffectively, could preclude realization of the full benefits we expect. The risks associated with the ESG acquisition and our other past or future acquisitions include:

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

We also may not realize the expected benefits of any newly acquired business, including expected synergies. For instance, if we are unable to realize expected synergies from the ESG acquisition, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the acquisition may not be realized fully or at all or may take longer to realize than expected. Further, we may be unable to achieve or maintain our long-term net leverage targets which could result in an event of default under our outstanding debt obligations. See Risk Factor entitled, “We have a significant amount of debt outstanding and must comply with covenants in our debt agreements.”

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

One of our strategic initiatives is Innovate, which in part aims at the introduction of new or improved products, technologies and capabilities. If we are unable to continue to improve existing equipment products and technologies that meet our customers’ expectations, or the industry’s expectations, including, but not limited to more electric powered and lower emission products, the demand for our equipment could be substantially adversely impacted. Our ability to predict and match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis. Product development, improvements and introductions also require significant financial and technological resources, talent, research, planning, design, development, engineering and testing at the technological, product and manufacturing process levels. If competitors’ new products arrive in the market before any of our similar new offerings arrive, or competitors offer more attractive features and functions prior to us, then demand for our equipment could be adversely affected or render our product obsolete. Any new products that we develop may also not receive market acceptance or otherwise generate meaningful net sales or profits for us relative to our expectations and our investments. Failure to compete effectively could result in lower revenues from our products and services, lower gross margins or loss of market share.

Manufacturing and Operational Risks

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:
•uncertainties and instability in global and regional economic conditions, including changes related to market conditions caused by heightened inflation, economic recessions, and significant interest rate fluctuations;
•ongoing political instability and uncertainties, including, but not limited to, the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, the relationship between China and the U.S. and other actual or anticipated military or political conflicts;
•domestic and foreign customs and tariffs;
•export duties and quotas;
•trade protection measures and currency exchange controls;
•changes in tax laws or interpretations, tax rates and tax legislation;
•current and changing regulatory environments;
•terrorist activities and the U.S. and international response thereto;
•wage inflation, labor shortages and labor unrest;
•difficulties protecting our intellectual property;
•transportation delays and interruptions;
•costs and difficulties in integrating, staffing and managing international operations, especially in developing markets;
•difficulty in obtaining distribution support;
•health epidemics or new pandemics; and
•natural disasters.

In addition, many of the nations in which we operate have developing legal and economic systems adding greater uncertainty to our operations in those countries than would be expected in North America, Western Europe and certain Asia Pacific markets. These factors may have an adverse effect on our international operations in the future. Efforts to improve operations in developing markets also requires us to hire, train and retain qualified personnel in countries where language, cultural or regulatory barriers may exist, and may require a greater level of management’s attention. Expansion into developing markets may also require modification of products to meet local requirements or preferences. Modification to the design of our products to meet local requirements and preferences may take longer or be more costly than we anticipate and could have a material adverse effect on our ability to achieve international sales growth.

As a global manufacturer, quotas, duties, tariffs and the possibility of an escalation or further developments of current trade conflicts could continue to negatively impact global trade and economic conditions in many of the regions where we do business. See the Risk Factor entitled “The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations” for additional details.

The Coalition of American Manufacturers of Mobile Access Equipment, an alliance of mobile access equipment producers in the U.S. of which we are a member, pursued anti-dumping and countervailing cases against unfairly traded Chinese imports of mobile access equipment. The U.S. Department of Commerce has issued countervailing and anti-dumping duty rates on mobile access equipment from China. If these duties are not enough to offset the subsidies provided by the Chinese government to Chinese mobile access equipment manufacturers and/or if the duties are modified as a result of any appeal process, we may continue to operate at a disadvantage to Chinese manufacturers. This could result in reduced demand for our products in the U.S. and have an adverse effect on our business or results of operations. Similarly, following an official complaint by several of our EU competitors, the European Commission recently concluded an anti-dumping investigation into mobile access equipment imported from China. As a result of the anti-dumping investigation, the European Commission imposed a range of anti-dumping duties on manufacturers who produce equipment in China, with the highest duties assigned to Chinese owned competitors. If such duties are not enough to offset any subsidies provided by the Chinese government to Chinese manufacturers and/or if their duties are modified as a result of any appeal process, it could result in reduced demand for our products in the E.U. and have an adverse effect on our business or results of operation.

Changes in the availability and price of certain materials and components have resulted and could result in significant disruptions to the supply chain causing manufacturing inefficiencies, increased costs and lower profits.

We obtain materials and manufactured components from third-party suppliers. Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. The cost and availability of these materials, components and final assemblies have varied significantly in past years. While we have seen improvements in the supply chain, additional fluctuations and disruptions are possible due to demand changes, inflation, geopolitical and economic uncertainty, regulatory and policy instability, the imposition of duties and tariffs and trade agreements/barriers, freight availability and costs, wage increases and labor shortages. The Company has mitigated these risks with price increases on our products, recouped tariffs through duty drawback and exclusions, and working with suppliers to ensure optimum pricing and inventory levels. However, if customers become unwilling to accept any future price increases in the Company’s products and the Company is unable to recover a substantial portion of increased costs from our suppliers, or through duty draw-back/exclusions, or otherwise offset the increased costs, then increased fluctuations in costs of materials or inflation generally and supply chain challenges could have a material adverse effect on the Company’s results of operation, profitability, free cash flows, and financial condition.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, global logistics network challenges and cost increases, labor shortages and disputes, wage increases, inflation, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. We actively monitor and mitigate our supply chain risk, but there can be no assurance that our mitigation plans will be effective. Any delay or disruptions in receiving supplies could result in manufacturing inefficiencies caused by us having to wait for parts to arrive on production lines, could impair our ability to deliver products to our customers and delay sales, and, accordingly, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

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

If operations at a significant facility were disrupted as a result of equipment failures, natural disasters, health epidemics, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production could increase costs and delay the delivery of units in production. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available.

Information Technology Risks

Increased cybersecurity threats and more sophisticated computer crime may pose a risk to our systems, networks, products and services.

We rely extensively on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication. Operating these information technology systems and networks and processing and maintaining related data in a secure manner, is critical to our business operations and strategy. We continuously seek to maintain a robust program of information security and controls, but these systems may be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. The current cyber threat environment continues to indicate increased risk for all companies, with cyber-attacks expanding in both frequency and sophistication. These threats may also be further enhanced in frequency or intensity through threat actors’ use of artificial intelligence technologies, which are becoming more rapidly developed and adopted. Like other global companies, we have experienced cyber threats and incidents in our systems and those of our third-party providers, and we have experienced viruses and attacks targeting our information technology systems and networks, although none have had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, identification and protection of critical assets, insider risk, third-party risk and cyber defense operations. We are also utilizing artificial intelligence technologies to help detect and defend against cyber threats. While these measures are designed to reduce the risk of a breach or failure of our information technology systems, no security measures or countermeasures can guarantee that the Company will not experience a significant information security incident in the future. A failure of or breach in information technology security, particularly through malicious cyber-attacks, could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in misstated financial information, regulatory action, fines and litigation, reputational damage, and other potential liabilities, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

Issues related to the development, deployment and use of artificial intelligence technologies in our business operations, information systems, products and services, could result in reputational harm, financial harm, regulatory action or legal liability, and any failure to adapt to such technological developments or industry trends could adversely affect the competitiveness of our business or financial results.

The use of artificial intelligence technologies to improve our business operations, information systems, products, services and features may continue to become more important, but poses risks and challenges. The use of artificial intelligence technologies can pose risks from an intellectual property, confidential data leakage, data protection and privacy perspective, as well as raise ethical concerns, compliance issues, and security risks. As artificial intelligence technologies rapidly develop and evolve, and become subject to dynamic and evolving regulatory requirements, the safe and responsible integration of such may be challenging and may impose significant costs, expertise personnel requirements and risk management burdens on the Company. There is also no guarantee that our use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Any artificial intelligence technologies that we do develop or utilize may ultimately be deficient, inaccurate, biased, incomplete or flawed, which could result in competitive harm, regulatory penalties, legal liability, brand or reputational harm and financial harm.

Further, a failure to timely and effectively use or deploy artificial intelligence technologies and integrate such into new product offerings and services could negatively impact our competitiveness. Our competitors may be more successful in incorporating artificial intelligence into their business operations, information systems, products and services, or developing superior products and services with the aid of artificial intelligence technology, which could impair our ability to compete effectively and adversely affect our results of operations.

Increasing regulatory focus on privacy and data security issues and expanding laws could expose us to increased liability.

The legislative and regulatory framework for privacy and data protection issues worldwide continues to evolve. We collect and transfer personal data as part of our business processes and activities. This data is subject to a variety of U.S., E.U. and other international laws and regulations, including oversight by various regulatory or other governmental bodies. Any inability, or perceived inability, to adequately address privacy and data protection concerns, even if unfounded, or to comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies) could result in additional cost and liability to us or company officials, damage our reputation, inhibit sales, and otherwise adversely affect our business.

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

Compliance with environmental regulations could be costly, and failure to meet sustainability requirements or expectations could adversely affect our reputation, business, results of operations, financial condition, or stock price.

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

Concerns regarding sustainability matters have resulted, and may continue to result, in new legal and regulatory requirements, including, but not limited to, the European Union’s European Sustainability Reporting Standards under the Corporate Sustainability Reporting Directive and California’s Climate Corporate Data Accountability Act and Climate Related Financial Risk Act. Sustainability is integral to our strategic business priorities, including product innovation and solutions that enable our customers to operate in safe and sustainable ways. We have devoted and expect to have to continue to devote expenditures and resources toward designing and manufacturing new forms of equipment that satisfy new laws/regulations and market expectations, and complying with sustainability reporting obligations. Any sustainability goals, commitments, and targets reflect plans and do not guarantee that we will be able to achieve them. Maintaining a strong reputation with team members, customers, investors, stakeholders and communities is critical to the success of our business. A failure, or perceived failure (whether or not valid), to act responsibly with respect to the environment, achieve our sustainability goals, maintain sustainability practices, comply with sustainability regulations, or meet expectations related to sustainability concerns, could harm our reputation, adversely impact our ability to attract and retain customers and qualified and talented team members, have an adverse effect on our future financial results or cause harm to our business.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act and similar worldwide anti-corruption laws.

We must comply with all applicable laws, including the Foreign Corrupt Practices Act and other laws that prohibit engaging in corruption for the purpose of obtaining or retaining business. These anti-corruption laws prohibit companies and their intermediaries from making improper payments or providing anything of value to improperly influence government officials or private individuals for the purpose of obtaining or retaining a business advantage regardless of whether those practices are legal or culturally expected in a particular jurisdiction. Our global activities and distribution model are subject to risk of corruption by our employees and in addition, our sales agents, distributors, dealers and other third parties that transact Terex business particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct compliance risk reviews and assessments, have implemented training programs for our employees with respect to the Company’s prohibition against public corruption and commercial bribery, and perform reputational due diligence on certain third parties that transact Terex business. However, we cannot assure you that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero-tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event we believe or have reason to believe our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated our anti-corruption policy or applicable anti-corruption laws, we investigate or have outside counsel investigate relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of anti-corruption laws could occur and could result in significant fines, criminal sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business, results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations imposed by the SEC.”

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

We rely on the management and leadership skills of our senior management team, particularly those of the Chief Executive Officer. The loss of the services of key employees or senior officers, or the inability to identify, hire, develop and retain other highly qualified personnel for such roles in the future, could adversely affect the quality and profitability of our business operations.

Additionally, our ability to maintain or expand our business depends on our ability to attract, hire, train, develop, engage, motivate and retain qualified team members with the requisite education, background, experience and skills necessary to understand and adapt to the continuously developing needs of our customers. Efforts to attract talent to fill open roles with labor availability constraints and wage inflation can take more time and cost us significantly more. Moreover, constrained labor conditions and wage inflation pressures may mean that retention of existing talent may continue to require significant additional pay and incentives. If we fail to attract, hire, train, develop, engage, motivate and retain qualified personnel, or if we experience prolonged excessive turnover, we may experience declining sales, manufacturing delays, the loss of knowledge of departing employees or other inefficiencies, increased recruiting, hiring, onboarding and training resources, relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2024, we employed approximately 11,400 team members worldwide and approximately one percent of our team members in the U.S. are represented by labor unions. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. Any of these factors may have an adverse effect on us or may limit our flexibility in managing our workforce.

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

The Board of Directors (“Board”) is cognizant of the critical value of managing cybersecurity threat risks and is updated on such matters accordingly. Cybersecurity risks are reviewed by the Board, at least annually, as part of our enterprise risk management process and as part of a separate update by our SVP Chief Digital Officer. The Audit Committee assists the Board with its oversight of cybersecurity risks and the steps taken by the Company to monitor and mitigate such cybersecurity risks. The VP Cybersecurity and SVP Chief Digital Officer provide regular, periodic reports to the Audit Committee on cybersecurity metrics and matters. Senior management also keeps the Board apprised of cybersecurity incidents and related materiality assessments as appropriate.

Terex has experienced cyber incidents in the normal course of business; however, no prior cybersecurity incident has had a material adverse effect on Terex’s business, strategy, results of operations, financial condition or reputation. For more information on the cybersecurity threats and risks we face, see Part I, Item 1A. – Risk Factors.

ITEM 2.    PROPERTIES

As of December 31, 2024, our principal manufacturing, distribution, service and office facilities comprised a total of approximately eight million square feet of space worldwide. The following table outlines the principal manufacturing, distribution, service and office facilities owned, leased or utilized through logistics service agreement (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Norwalk, Connecticut (1)	MP (Continued)	Bad Schönborn, Germany
	Schaffhausen, Switzerland (1)		Brisbane, Australia (1)
Multiple Business Segments	Southaven, Mississippi (1)		Crespellano, Italy
	Changzhou, China		Fontanafredda, Italy (1)
	Roosendaal, Netherlands (2)		Monaghan, Republic of Ireland
MP	Oklahoma City, Oklahoma (1)		Mount Vernon, Missouri
	Louisville, Kentucky		Jiading, China
	Durand, Michigan	AWP	Moses Lake, Washington (1)
	Coalville, England		North Bend, Washington (1)
	Hosur, India (1)		Redmond, Washington (1)
	Subang Jaya, Malaysia (1)		Bothell, Washington (1)
	Ballymoney, Northern Ireland		Umbertide, Italy
	Campsie, Northern Ireland		Darra, Australia (1)
	Dungannon, Northern Ireland		Watertown, South Dakota
	Omagh, Northern Ireland (1)		Huron, South Dakota
	Cookstown, Northern Ireland		Monterrey, Mexico
	Newton, New Hampshire		Sanand, Gujarat, India
	Canton, South Dakota	ESG	Fort Payne, Alabama (1)
	Fort Wayne, Indiana		Vernon, Alabama
	Olds, Alberta Canada (1)		Chattanooga, Tennessee (1)
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

For information regarding litigation and other contingencies and uncertainties, see Note N – “Litigation and Contingencies,” in the Notes to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol TEX. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In February 2025, Terex’s Board declared a dividend of $0.17 per share, which will be paid on March 19, 2025 to the Company’s stockholders of record as of March 7, 2025. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board may deem relevant.

As of February 4, 2025, there were 472 registered stockholders of record of our common stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our common stock, the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Industrial Machinery & Supplies & Components Index for the period commencing December 31, 2019 through December 31, 2024. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

We believe that our diversified portfolio of businesses, which evolves in accordance with acquisitions, dispositions and other transactions, is better benchmarked against the S&P 500 Industrial Machinery & Supplies & Components Index for comparison prospectively rather than a self-selected peer group of individual companies.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Terex Corporation, the S&P 500 Index
and the S&P 500 Industrial Machinery & Supplies & Components Index

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Terex Corporation
S&P 500
S&P 500 Industrial Machinery & Supplies & Components

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/19	12/20	12/21	12/22	12/23	12/24
Terex Corporation	100.00	117.87	149.92	147.75	201.09	163.71
S&P 500	100.00	118.40	152.39	124.79	157.59	197.02
S&P 500 Industrial Machinery & Supplies & Components	100.00	115.38	141.86	120.71	152.18	169.14
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.
Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2024 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2024 – October 31, 2024	65,197	$52.42	64,308	$97,231
November 1, 2024 – November 30, 2024	72,812	$52.69	72,034	$93,438
December 1, 2024 – December 31, 2024	166,086	$47.71	161,961	$85,715
Total	304,095	$49.91	298,303	$85,715
(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board authorized the repurchase up to $150 million of our outstanding shares of common stock.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. We design, build and support products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, and the entertainment industry. We provide lifecycle support to our customers through our global parts and services organization, and offer complementary digital solutions, designed to help our customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) MP, (ii) AWP, and (iii) ESG.

Further information about our reportable segments appears below and in Note B – “Business Segment Information” in the Notes to Consolidated Financial Statements.

Non-GAAP Measures

In this document, we refer to various GAAP (U.S. generally accepted accounting principles) and non-GAAP financial measures. These non-GAAP measures may not be comparable to similarly titled measures being disclosed by other companies. Management believes that presenting these non-GAAP financial measures provides investors with additional analytical tools which are useful in evaluating our operating results and the ongoing performance of our underlying businesses because they (i) provide meaningful supplemental information regarding financial performance by excluding impact of one-time items and other items affecting comparability between periods, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. We do not, nor do we suggest that investors consider, such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring and other unusual items. Our 2025 outlook for EPS is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full year 2025 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

Non-GAAP measures also include Net Operating Profit After Tax (“NOPAT”) as adjusted, income (loss) from operations as adjusted, effective tax rate as adjusted and stockholders’ equity as adjusted, which is used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Safety is a top priority, not only for our team members, but also our customers. All Terex team members contribute to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

We remain focused on executing our multi-year growth plan and continue to invest in new technologies and products across our businesses. Our strategic operational priorities of execution, innovation and growth continue to strengthen our operations and allow us to capitalize on the demand in our end-markets. The recently completed acquisition of ESG strengthens our portfolio. ESG adds a non-cyclical, financially accretive, and market-leading business to our portfolio with tangible synergies in the fast-growing waste and recycling end market. The implementation of the Terex Operating System (“TOS”) is an important part of our execution improvement journey. We are evaluating our global footprint, focusing on opportunities to reduce fixed costs while improving operating performance. When it comes to innovation, we have a very exciting new product development pipeline focused on maximizing return on investment for our customers. We also continue to invest in robotics, automation, and digitizing workstreams to make our operations more efficient and more flexible. This represents an important part of our roadmap to continuously become more competitive and more resilient regardless of market dynamics.

Overall, 2024 financial performance demonstrated continued, strong execution and focus on delivering for our customers and dealers despite continued macroeconomic volatility resulting in the second highest full-year earnings per share performance in our history. Our MP and aerials businesses adapted quickly to channel adjustments in the second half of the year, reducing costs and stepping down production levels to align with demand. ESG executed very well in the fourth quarter, their first quarter as a part of Terex.

We saw more challenging macro dynamics as the trajectory of future interest rate cuts and the U.S. election cast a shadow of uncertainty leading to more cautious decision-making as 2024 progressed. Although U.S. construction continues to grow, the rate of growth has slowed, and we are seeing local projects being deferred until investors have more clarity on the macro environment. Another important factor, particularly in aerials, is that lead times for new equipment have come down, largely back to pre-pandemic levels. This allows our rental customers to align their equipment delivery schedules more precisely with their requirements. In MP, we continue to see dealers re-balance inventory levels as more of their customers are renting their machines longer. When the machine is on rent it remains on the dealer’s balance sheet and limits their ability to order new machines. Our backlog of $2.3 billion is consistent with historical norms and lower lead times. Bookings also reflect a return to more normal seasonality.

MP executed well in 2024 despite a challenging macro environment. MP sales declined in 2024 by 15% to $1.9 billion compared to 2023, driven by channel adjustments and challenging macroeconomic factors in Europe, especially in the second half of 2024. On the Aggregates side, we saw machines on rent longer than usual, impacting dealers’ replenishment of new units. In addition, the European market was weak throughout 2024 which initially impacted Material Handling, Cranes and eventually Aggregates. MP delivered an operating margin of 13.2% for the year, down 290 basis points as compared to the prior year, which was driven by lower sales volume and unfavorable geographic and product mix. MP is continuing to take actions to reduce cost, including factory and other layoffs, reduced work schedules and other cost reduction initiatives.

AWP’s 2024 sales were up 3% compared to the prior year, with similar growth rates in Aerials and Terex Utilities. Growth in the first three quarters more than offset the declines we saw in the fourth quarter when deliveries to rental customers were lower than the prior year. We were encouraged to see market share gains resulting from new products and other customer-focused improvements made by the team. AWP delivered operating margins of 11.4% for 2024, down 130 basis points compared to the prior year, driven by second half channel adjustments, production cuts and unfavorable mix.

In 2024, our largest market remained North America, which represented approximately 66% of our global sales. As compared to the prior year, sales were up in North America and down in all other major geographies.

We continued to execute our capital allocation strategy in 2024 as we funded the ESG acquisition at favorable rates and terms and maintained our corporate ratings, made strategic investments in our businesses and we returned capital to shareholders. We continued to invest in our businesses with $137 million deployed for capital expenditures in the 2024 to support business growth. We generated $190 million of free cash flow in 2024. We also returned $92 million to shareholders through share repurchases and dividends in 2024. We continued to maintain ample liquidity and as of December 31, 2024, we had $1,188 million in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

In connection with the ESG acquisition, we up-sized and extended our revolver and obtained $2 billion of proceeds from long-term financing. See Note J – “Long-Term Obligations” for a detailed description of our financing terms.

Looking at our global markets for 2025, we continue to see strength in Waste and Recycling, Utilities and Infrastructure, while the General Construction and Industrial and Commercial sectors are generally stable with upside potential.

We are encouraged by the improved sentiment that followed the U.S. election in November. The new administration’s focus on easing the regulatory environment for new projects and encouraging growth and investment in the U.S. are stimulants for many of our end markets. With over two-thirds of our revenue coming from North America, a strong U.S. economy is an important overall tailwind for us.

We are closely following the administration’s approach to international trade policy. The majority of the products we sell in the United States, we make in the United States which limits our exposure. Moreover, we initiated mitigation actions last year in anticipation of additional tariffs, leveraging our global capabilities to manage the impact. As a global company with a significant footprint in the United States and around the world, we have optionally and are ready to take additional actions if needed. See Part I, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from the imposition of new or increased international tariffs. Another important macro headwind is the elevated level of interest rates and uncertainty around the Fed’s outlook. We continue to see strong public sector spending on infrastructure, manufacturing and utilities, but rate-sensitive private projects continue to be impacted by the higher rates.

Turning to Europe, we continue to see a generally weak economic environment. We remain encouraged by increasing adoption of our products in emerging markets such as India, Southeast Asia, the Middle East, and Latin America.

We expect the channel dynamics that impacted our Aerials and MP businesses in the back half of 2024 to carry into the first half of 2025. We also expect ESG and Terex Utilities to carry strong momentum into 2025 and continue to grow. We expect overall growth in 2025 as a result of the full-year contribution of ESG, anticipating net sales of [$5.3] to [$5.5] billion. We expect 2025 earnings per share of between [$4.70] and [$5.10] on lower legacy operating profit, partially offset by ESG accretion. It is important to realize we are operating in a challenging macroeconomic environment with many variables and geopolitical uncertainties, so results could change, negatively or positively. Our outlook excludes the potential impact of recently announced tariffs.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Income (loss) from operations by one minus the full year 2024 effective tax rate as adjusted. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

In the calculation of ROIC, we adjust income (loss) from operations, effective tax rate, and stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business excluding the impact of unusual items as shown in the tables below. Our management and Board use ROIC as one measure to assess operational performance, which is also included in certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2024 was 19.4%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec '24	Sep '24	Jun '24	Mar '24	Dec '23
Effective tax rate as adjusted	15.6%	15.6%	15.6%	15.6%
Income (loss) from operations as adjusted	97	127	196	162
Multiplied by: 1 minus effective tax rate as adjusted	84.4%	84.4%	84.4%	84.4%
Net operating income (loss) after tax as adjusted	$82	$107	$165	$137
Debt	$2,584	$628	$666	$724	$623
Less: Cash and cash equivalents	(388)	(352)	(319)	(365)	(371)
Debt less Cash and cash equivalents	2,196	276	347	359	252
Stockholders’ equity as adjusted	1,918	1,993	1,850	1,751	1,682
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$4,114	$2,269	$2,197	$2,110	$1,934

December 31, 2024 ROIC	19.4%
NOPAT as adjusted (last 4 quarters)	$491
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$2,525

	Three months ended 12/31/24	Three months ended 9/30/24	Three months ended 6/30/24	Three months ended 3/31/24
Reconciliation of income (loss) from operations:
Income (loss) from operations as reported	$53	$122	$193	$158
Adjustments:
Accelerated vesting / severance	4	5	3	4
Purchase price accounting	38	—	—	—
Deal related	2	—	—	—
Income (loss) from operations as adjusted	$97	$127	$196	$162

	As of 12/31/24	As of 9/30/24	As of 6/30/24	As of 3/31/24	As of 12/31/23
Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$1,832	$1,957	$1,824	$1,732	$1,672
Effects of adjustments, net of tax:
Accelerated vesting / severance	25	21	17	14	11
Purchase price accounting	32	—	—	—	—
Deal related	16	2	2	—	—
Product liability	3	3	3	3	3
Mark-to-market	10	10	4	2	(4)
Stockholders’ equity as adjusted	$1,918	$1,993	$1,850	$1,751	$1,682

Twelve Months Ended December 31, 2024	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of the full year 2024 effective tax rate:
As reported	$408	$(73)	17.8%
Effect of adjustments:
Accelerated vesting / severance	16	(4)
Purchase price accounting	38	(6)
Deal related	28	(6)
Mark-to-Market	9	(2)
Tax related to Swiss deferred tax asset	—	8
Foreign tax redetermination UTP	—	5
As adjusted	$499	$(78)	15.6%

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Exhibit 15 (a) (1) and (2) Financial Statements and Financial Statement Schedules of this Annual Report on Form 10-K. This section of our Annual Report on Form 10-K generally discusses 2024 and 2023 and provides a year-over-year comparison of 2024 and 2023. Discussions of 2022 and year-over-year comparison of 2023 and 2022 are not included in this document and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Consolidated

	2024		2023		2022
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2024 vs 2023
	($ amounts in millions)
Net sales	$5,127	—	$5,152	—	$4,418	—	(0.5)%
Gross profit	1,068	20.8%	1,177	22.8%	871	19.7%	(9.3)%
SG&A expenses	542	10.6%	540	10.5%	451	10.2%	0.4%
Income from operations	526	10.3%	637	12.4%	420	9.5%	(17.4)%

Net sales for the year ended December 31, 2024 decreased $25 million when compared to 2023 primarily due to lower end-market demand across certain product lines and geographies within MP, partially offset by sales generated from the newly acquired ESG business and increased demand for booms and telehandlers in North America.

Gross profit for the year ended December 31, 2024 decreased $109 million when compared to 2023 primarily due to the impact of lower sales volume, unfavorable absorption and mix, and higher severance costs, partially offset by cost reductions.

SG&A expenses for the year ended December 31, 2024 increased $2 million when compared to 2023 primarily due to higher severance costs, technology expenses and a prior year facility sale gain, partially offset by lower compensation cost.

Income from operations for the year ended December 31, 2024 decreased by $111 million when compared to 2023 primarily due to the impact of lower sales volume, unfavorable absorption and mix, and higher severance costs, partially offset by cost reduction and lower compensation cost.

Materials Processing

	2024		2023		2022
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2024 vs 2023
	($ amounts in millions)
Net sales	$1,902	—	$2,227	—	$1,942	—	(14.6)%
Income from operations	252	13.2%	359	16.1%	298	15.3%	(29.8)%

Net sales for the year ended December 31, 2024 decreased by $325 million when compared to 2023 primarily due to channel adjustments and lower end-market demand across certain product lines and geographies.

Income from operations for the year ended December 31, 2024 decreased $107 million when compared to 2023 primarily due to lower sales volume and unfavorable product and geographic mix as well as higher severance costs, partially offset by cost reductions.

Aerial Work Platforms

	2024		2023		2022
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2024 vs 2023
	($ amounts in millions)
Net sales	$2,996	—	$2,922	—	$2,484	—	2.5%
Income from operations	342	11.4%	371	12.7%	196	7.9%	(7.8)%

Net sales for the year ended December 31, 2024 increased $74 million when compared to 2023 primarily due to increased demand for booms and telehandlers in North America.

Income from operations for the year ended December 31, 2024 decreased $29 million when compared to 2023 primarily due to unfavorable product mix, and unfavorable absorption from reduced production in the second half of the year, partially offset by incremental profit achieved on higher sales volume and reduced SG&A expenses.

Environmental Solutions Group

	2024		2023		2022
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2024 vs 2023
	($ amounts in millions)
Net sales	$228	—	$—	—	$—	—	*
Income from operations	12	5.3%	—	*	—	*	*
* Not a meaningful percentage

Net sales and Income from operations represent the results of operations from acquisition date of October 8, 2024 through December 31, 2024 related to the newly acquired ESG business. See Note D - “Acquisitions and Dispositions” in our Consolidated Financial Statements for additional information regarding this transaction.

Corporate and Other / Eliminations

	2024		2023		2022
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2024 vs 2023
	($ amounts in millions)
Net sales	$1	—	$3	—	$(8)	—	(66.7)%
Loss from operations	(80)	*	(93)	*	(74)	*	14.0%
* Not a meaningful percentage

Loss from operations for the year ended December 31, 2024 decreased $13 million when compared to 2023. The decrease in operating loss is primarily due to lower compensation cost and the favorable changes in foreign exchange performance, partially offset by higher severance costs.

Other

	2024	2023	2022
				% Change in Reported Amounts 2024 vs 2023
	($ amounts in millions)
Interest (expense), net of interest income	$(76)	$(56)	$(46)	(35.7)%
Other income (expense) – net	(42)	(1)	(7)	*
(Provision for) benefit from income taxes	(73)	(63)	(67)	(15.9)%
Gain (loss) on disposition of discontinued operations – net of tax	—	1	—	*
* Not a meaningful percentage

Interest Expense, Net of Interest Income

During the year ended December 31, 2024, interest expense, net of interest income, was $76 million or $20 million higher when compared to 2023 primarily due to the issuance of additional debt to finance the ESG acquisition, partially offset by reduced borrowing from the revolving line of credit and higher interest income in the current year.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2024 was an expense of $42 million, compared to $1 million in 2023. The increase in expense was primarily due to transaction costs related to ESG acquisition and higher mark-to-market losses recorded on an equity investment in 2024 compared to gains recorded in 2023, partially offset by favorable impact of changes in foreign exchange rates and lower non-service cost portion of pension expense in 2024.

Income Taxes

During the year ended December 31, 2024, we recognized income tax expense of $73 million on income of $408 million, an effective tax rate of 17.8%, as compared to income tax expense of $63 million on income of $580 million, an effective tax rate of 10.9%, for the year ended December 31, 2023. The higher effective tax rate for the year ended December 31, 2024 when compared to the year ended December 31, 2023 was primarily due to one-time tax benefit in 2023 derived from recording of a deferred tax asset in relation to our Swiss operations.

Gain (Loss) on Disposition of Discontinued Operations – Net of Tax

During the year ended December 31, 2023, we recognized a gain (loss) on disposition of discontinued operations - net of tax of $1 million. The gain in 2023 primarily relates to post-closing adjustments related to the sales of our former MHPS and mobile cranes businesses.

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

If the qualitative assessment indicates a quantitative analysis should be performed or a quantitative analysis is directly elected, we evaluate goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value, including the associated goodwill. To determine the fair values, we use an income approach, along with other relevant market information, derived from a discounted cash flow model to estimate fair value of our reporting units. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit. In connection with the annual impairment test conducted as of October 1, 2024, we bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount at the annual impairment test date.

Business Combinations – We use the acquisition method of accounting for acquired businesses that meet the criteria to be accounted for as a business combination, whereby the fair value of total consideration transferred is allocated to the assets acquired and liabilities assumed based on their respective estimated fair values as of the date of acquisition. The allocation of the purchase price in a business combination requires us to perform valuations with significant judgment and estimates. As such, in the case of significant acquisitions, we engage the assistance of third-party valuation specialists in estimating the fair value of certain assets acquired and liabilities assumed.

Various valuation methodologies may be used in estimating the fair value of assets acquired and liabilities assumed based on the nature of the underlying asset or liability. Inventory acquired is valued using a combination of the replacement cost and comparative sales methodologies, while property acquired is valued using a combination of the market and replacement cost new approaches. Intangible assets acquired, including customer relationships and trademarks and developed technologies, are valued using an income-based approach. The income approach utilizes inputs that require significant assumptions for each identifiable intangible asset, including estimates regarding future revenue growth, profitability, discount rates, attrition rates, royalty rates and economic lives. Revenue growth assumptions (along with profitability assumptions) are based on historical trends and management’s expectations for future growth. Discount rates are based on a weighted-average cost of capital utilizing industry market data of similar companies. Attrition rates are estimated based on historical customer experience and analysis of comparable peer transactions. Royalty rates are determined based on profit levels, research of external royalty rates by third-party specialists and the relative importance of each trademark to our Company.

The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of marketplace participants. While we believe those expectations and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions. Additionally, determining the useful lives of tangible and intangible assets requires judgment, as different types of assets will have different useful lives.

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to goodwill if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

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

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation, many of which are effective in 2024 subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. In addition, the OECD continues to issue guidance on this matter including the technical documents released on January 15, 2025. Among this release, the OECD issued Administrative Guidance on the application of the Global Anti-Base Erosion (GloBE) Model Rules. While we determined the impact of enacted Pillar Two legislation on our financial statements is not material, we will continue to evaluate the financial statement impacts as additional Pillar Two rules are enacted and OECD guidance is issued, including the documents recently released.

RECENT ACCOUNTING STANDARDS

Please refer to Note A – “Basis of Presentation” in the accompanying Consolidated Financial Statements for a summary of recently issued accounting standards.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At December 31, 2024, we had cash and cash equivalents of $388 million and undrawn availability under our revolving line of credit of $800 million, giving us total liquidity of approximately $1,188 million. During the year ended December 31, 2024, our liquidity increased by approximately $217 million from December 31, 2023 primarily due to an increase in our revolving line of credit.

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

We had free cash flow of $190 million for the year ended December 31, 2024.

The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2024
Net cash provided by (used in) operating activities	$326
Capital expenditures, net of proceeds from sale of capital assets	(136)
Free cash flow (use)	$190

Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2024, we sold, without material recourse, approximately $715 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 24.0% at December 31, 2024.

The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2024 (in millions):

Three months ended December 31, 2024
Net sales	$1,241
x	4
Trailing three month annualized net sales	$4,964

As of December 31, 2024
Inventories	$1,147
Receivables	643
Trade accounts payable	(580)
Customer advances	(21)
Working capital	$1,189

We remain focused on use of TFS to drive incremental sales by facilitating customer financing solutions in key markets.

On October 8, 2024, we acquired ESG for cash consideration of $2,010 million. See Note D - “Acquisitions and Dispositions” in our Consolidated Financial Statements for additional information regarding this transaction. The Company financed the purchase price and related fees and expenses using the net proceeds from senior notes, new term loan borrowings and cash on hand. See Note J – “Long-Term Obligations” for additional details on financing transactions.

During the year ended December 31, 2024, we repurchased 860,674 shares of common stock for $46 million leaving approximately $86 million available for repurchase under our share repurchase programs.

Our Board declared a dividend of $0.17 per share in each quarter of 2024, which were paid to our stockholders. In February 2025, our Board declared a dividend of $0.17 per share, which will be paid on March 19, 2025 to our stockholders of record as of March 7, 2025.

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

The Company’s material cash requirements include the following contractual and other obligations:

Debt
As of December 31, 2024, the Company had outstanding debt of $2,554 million, with no payment due within 12 months, exclusive of minimum lease payments for capital lease obligations and secured borrowings. Future interest payments associated with the outstanding debt are approximately $645 million with $152 million payable within 12 months. For detailed debt information see Note J – “Long Term Obligations” in Notes to Consolidated Financial Statements.

Leases
The Company has leases for real property, vehicles and office and industrial equipment. As of December 31, 2024, the Company had contractual fixed costs primarily related to lease commitments of approximately $173 million, with $46 million payable within 12 months. For detailed lease information see Note K – “Leases” in Notes to Consolidated Financial Statements.

Purchase Obligations
The Company had purchase obligations of approximately $536 million, with substantially all purchase obligations payable within 12 months. Purchase obligations include non-cancellable and cancellable commitments. In many cases, cancellable commitments contain penalty provisions for cancellation.

We reported a liability of $18 million related to unrecognized tax benefits as of December 31, 2024. We expect this liability to decrease approximately by $4 million due to payments related to expected effective audit settlement in 2025.

Additionally, at December 31, 2024, we had outstanding letters of credit that totaled $95 million and maximum exposure of $72 million for credit guarantees outstanding related to recourse provided to third-party financial institutions when customers finance the purchase of equipment.

We maintain defined benefit pension plans for some of our U.S. and non-U.S. operations. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2024, we made cash contributions and payments to the retirement plans of $11 million, and we estimate that our retirement plan contributions will be approximately $4 million in 2025. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

In 2025, we expect approximately $120 million in capital expenditures, with our largest expenditures related to our manufacturing facility in Mexico and transformation initiatives.

Cash Flows

Cash provided by operations was $326 million and $459 million for the years ended December 31, 2024 and 2023, respectively. The decrease in cash provided by operations was primarily driven by lower operating profitability.

Cash used in investing activities was $2,127 million and $114 million for the years ended December 31, 2024 and 2023, respectively. The increase in cash used in investing activities relates primarily to the acquisition of ESG.

Cash provided by financing activities was $1,837 million for the year ended December 31, 2024, compared to cash used in financing activities of $288 million for the year ended December 31, 2023. The increase in cash provided in financing activities was primarily due to higher debt borrowing and lower debt repayments.

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

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note N – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for more information regarding contingencies and uncertainties. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

At December 31, 2024, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a strengthening or weakening of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2024 would have had approximately a $37 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended December 31, 2024.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At December 31, 2024, 47.6% of our debt was floating rate debt and the weighted average interest rate of our total debt was 5.79%.

At December 31, 2024, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2024 would not have materially increased interest expense during the year ended December 31, 2024.

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

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components have continued while the cost of U.S. steel has declined throughout 2024. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Tariffs on certain foreign origin goods continue to put pressure on input costs, which we have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of December 31, 2024, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2024.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2024, the Company’s internal control over financial reporting was effective.

The scope of management’s assessment of the effectiveness of internal control over financial reporting includes all of the Company’s consolidated operations except for the operations of ESG, which the Company acquired on October 8, 2024. ESG’s operations represent 4.4% of the Company’s consolidated revenues for the year ended December 31, 2024, and assets associated with ESG’s operations represent 40% of the Company’s consolidated total assets as of December 31, 2024.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

We have an insider trading policy that governs the purchase, sale, and other disposition of our securities by our directors, officers, employees and other individuals associated with us, as well as by the Company itself, that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and listing standards applicable to us. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information required by Item 11 is incorporated by reference from the definitive Terex Corporation Proxy Statement to be filed with the SEC within 120 days after the year covered by this Annual Report on Form 10-K.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2024:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	2,058,191
Equity compensation plans not approved by stockholders	—	—	—
Total	—		2,058,191

(1)This does not include 1,416,015 shares of restricted stock awards and 786,518 shares held in a rabbi trust for a deferred compensation plan.

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

Our independent registered public accounting firm is KPMG LLP, Boston, MA, Auditor ID: 185.

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

4.5	Description of Capital Stock. *

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

10.6	Employment Letter from Terex Corporation signed by Julie A. Beck on February 9, 2022 (incorporated by reference to Exhibit 10.16 of the Form 10-K for the year ended December 31, 2021). ***

10.7
Form of Restricted Stock Agreement (time based 2020-2023) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.8
Form of Restricted Stock Agreement (performance based 2020-2023) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.9
Form of Restricted Stock Award Agreement (time based 2024) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan. *

10.10
Form of Restricted Stock Award Agreement (performance based 2024) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan. *

10.11
Form of Restricted Stock Unit Agreement (time based 2024-2025) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan. *

10.12
Form of Restricted Stock Unit Agreement (performance based 2024-2025) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan. *

10.13
Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 6, 2021 and filed with the Commission May 11, 2021). ***

10.14
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.15
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.16
Amendment and Restatement Agreement dated as of April 1, 2021, relating to the Credit Agreement dated as of January 31, 2017, among Terex Corporation and certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 1, 2021 and filed with the Commission April 6, 2021).

10.17
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

10.18
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

10.19
Incremental Assumption and Amendment Agreement and Amendment, dated as of July 21, 2024, among Terex Corporation, certain of its subsidiaries, the lenders and issuing banks party thereto, and UBS AG relating to the Amended and Restated Credit Agreement dated as of April 1, 2021, among Terex Corporation, certain of its subsidiaries, the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 of the Form 10-Q Quarterly Report, Commission File No. 1-10702, dated September 30, 2024 and filed with the Commission October 30, 2024).

10.20
Amended and Restated Commitment Letter, dated August 2, 2024, among Terex Corporation, UBS Securities LLC, UBS AG, Stamford Branch, Bank of America, N.A., BofA Securities, Inc., Barclays Bank PLC, JPMorgan Chase Bank, N.A., BNP PARIBAS, BNP Paribas Securities Corp., HSBC Bank USA, National Association, HSBC Securities (USA) Inc., HSBC UK Bank PLC, Mizhuho Bank, Ltd. and Santander Bank, N.A., related to the Commitment Letter dated July 21, 2024, among Terex Corporation, UBS Securities LLC and UBS AG, Stamford Branch (incorporated by reference to Exhibit 10.2 of the Form 10-Q Quarterly Report, Commission File No. 1-10702, dated September 30, 2024 and filed with the Commission October 30, 2024).

10.21
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

10.22
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.23
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

10.24
Employment Letter from Terex Corporation signed by Simon Meester on October 12, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 12, 2023 and filed with the Commission on October 17, 2023). ***

19.1	Insider Trading Policy. *

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP, Boston, MA. *

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

97
Terex Corporation Clawback Policy (incorporated by reference to Exhibit 97 of the Form 10-K for the year ended December 31, 2023 of Terex Corporation, Commission File No. 1-10702, dated December 31, 2023 and filed with the Commission February 9, 2024).

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

TEREX CORPORATION

By:	/s/ Simon A. Meester	February 7, 2025
Simon A. Meester
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Simon A. Meester	President, Chief Executive Officer and Director	February 7, 2025
Simon A. Meester	(Principal Executive Officer)

/s/ Julie A. Beck	Senior Vice President and Chief Financial Officer	February 7, 2025
Julie A. Beck	(Principal Financial Officer)

/s/ Stephen A. Johnston	Vice President, Chief Accounting Officer and Controller	February 7, 2025
Stephen A. Johnston	(Principal Accounting Officer)

*/s/ David A. Sachs	Non-Executive Chairman
David A. Sachs

*/s/ Paula H. J. Cholmondeley	Director
Paula H. J. Cholmondeley

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Sandie O’Connor	Director
Sandie O’Connor

*/s/ Christopher Rossi	Director
Christopher Rossi

*/s/ Andra Rush	Director
Andra Rush

*/s/ Oluseun Salami	Director
Oluseun Salami

*By /s/ Julie A. Beck		February 7, 2025
Julie A. Beck, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2024 AND 2023
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2024

FINANCIAL STATEMENT SCHEDULE

Schedule II – Valuation and Qualifying Accounts and Reserves	F-47

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of Terex Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Terex Corporation and subsidiaries (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2024, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Environmental Solutions Group (ESG) during 2024, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, Environmental Solutions Group (ESG)’s internal control over financial reporting associated with 40% of total assets and 4.4% of total revenues included in the consolidated financial statements of the Company as of and for the year ended December 31, 2024. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Environmental Solutions Group (ESG).

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

Fair Value of Acquired Customer Relationship Intangible Asset

As discussed in Notes A and D to the consolidated financial statements, during 2024, the Company acquired Environmental Solutions Group (ESG) for an aggregate purchase price of $2,010 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations which requires assets acquired and liabilities assumed to be recorded at fair value. The Company recorded purchased intangible assets of $1,113 million, of which $823 million related to customer relationships. Management estimated the fair value of the customer relationships intangible assets using an income approach.

We identified the evaluation of the fair value of certain customer relationships as a critical audit matter. Subjective auditor judgment was required to evaluate certain assumptions used in the determination of the fair value of certain customer relationships, including the forecasts of future revenues, forecast of future costs, discount rates, and customer attrition rates. Changes to those assumptions could have had a significant effect on the determination of the fair value measurements. We also involved valuation professionals with specialized skills and knowledge to evaluate the discount rates and customer attrition rates used in the valuation.

The following are the primary procedures we performed to address this critical audit matter. We evaluated the design and tested the operating effectiveness of certain internal controls related to management’s evaluation of the fair value of certain customer relationships, including those over the forecasts of future revenues, forecasts of future costs, discount rates, and customer attrition rates. We evaluated the reasonableness of management’s forecasts of future revenues and costs by comparing the forecasts to historical results, internal communications to management and the Board of Directors, and forecasted information included in analyst and industry reports. We also involved valuation professionals with specialized skills and knowledge who assisted in:

•evaluating the discount rates by comparing them to discount rate ranges that were independently developed using publicly available market data for peer entities
•evaluating the customer attrition rates by comparing them to historical attrition rates and industry information.

We have served as the Company’s auditor since 2021.

/s/KPMG LLP
Boston, Massachusetts
February 7, 2025

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$5,127	$5,152	$4,418
Cost of goods sold	(4,059)	(3,975)	(3,547)
Gross profit	1,068	1,177	871
Selling, general and administrative expenses	(542)	(540)	(451)
Income (loss) from operations	526	637	420
Other income (expense)
Interest income	13	7	3
Interest expense	(89)	(63)	(49)
Other income (expense) – net	(42)	(1)	(7)
Income (loss) from continuing operations before income taxes	408	580	367
(Provision for) benefit from income taxes	(73)	(63)	(67)
Income (loss) from continuing operations	335	517	300
Gain (loss) on disposition of discontinued operations – net of tax	—	1	—
Net income (loss)	$335	$518	$300

Basic earnings (loss) per share:
Income (loss) from continuing operations	$5.00	$7.65	$4.38
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—
Net income (loss)	$5.00	$7.67	$4.38
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$4.96	$7.56	$4.32
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—
Net income (loss)	$4.96	$7.58	$4.32
Weighted average number of shares outstanding in per share calculation
Basic	67.0	67.5	68.5
Diluted	67.6	68.3	69.4

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$335	$518	$300
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $0, $(1) and $(2) for the years ended December 31, 2024, 2023 and 2022, respectively	(110)	58	(98)
Derivative hedging adjustment, net of (provision for) benefit from taxes of $(4), $0 and $3 for the years ended December 31, 2024, 2023 and 2022, respectively	12	1	(10)
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0, $0 and $1 for the years ended December 31, 2024, 2023 and 2022, respectively	—	1	(3)
Pension liability adjustment:
Net gain (loss), net of (provision for) benefit from taxes of $0, $1 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively	—	(4)	(7)
Amortization of actuarial (gain) loss, net of provision for (benefit from) taxes of $0, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively	2	2	1
Foreign exchange and other effects, net of (provision for) benefit from taxes of $0, $0 and $0 for the years ended December 31, 2024, 2023 and 2022, respectively	1	(3)	4
Total pension liability adjustment	3	(5)	(2)
Other comprehensive income (loss)	(95)	55	(113)
Comprehensive income (loss)	$240	$573	$187

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2024	2023
Assets
Current assets
Cash and cash equivalents	$388	$371
Receivables (net of allowance of $9 and $8 at December 31, 2024 and 2023, respectively)	643	548
Inventories	1,147	1,186
Prepaid and other current assets	142	140
Total current assets	2,320	2,245
Non-current assets
Property, plant and equipment – net	714	570
Goodwill	1,093	295
Intangible assets – net	1,107	16
Other assets	496	489
Total assets	$5,730	$3,615

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$4	$3
Trade accounts payable	580	703
Accrued compensation and benefits	117	135
Other current liabilities	372	278
Total current liabilities	1,073	1,119
Non-current liabilities
Long-term debt, less current portion	2,580	620
Other non-current liabilities	245	204
Total liabilities	3,898	1,943
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.1 and 84.6 shares at December 31, 2024 and 2023, respectively	1	1
Additional paid-in capital	921	906
Retained earnings	1,964	1,675
Accumulated other comprehensive income (loss)	(382)	(287)
Less cost of shares of common stock in treasury – 19.4 and 18.5 shares at December 31, 2024 and 2023, respectively	(672)	(623)
Total stockholders’ equity	1,832	1,672
Total liabilities and stockholders’ equity	$5,730	$3,615

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 30, 2021	69.2	$1	$860	$937	$(229)	$(460)	$1,109
Net income (loss)	—	—	—	300	—	—	300
Other comprehensive income (loss) – net of tax	—	—	—	—	(113)	—	(113)
Issuance of common stock related to compensation	0.6	—	19	—	—	—	19
Compensation under stock-based plans – net	—	—	2	—	—	1	3
Dividends	—	—	1	(36)	—	—	(35)
Acquisition of treasury stock	(3.0)	—	—	—	—	(102)	(102)
Balance at December 31, 2022	66.8	1	882	1,201	(342)	(561)	1,181
Net income (loss)	—	—	—	518	—	—	518
Other comprehensive income (loss) – net of tax	—	—	—	—	55	—	55
Issuance of common stock related to compensation	0.6	—	10	—	—	—	10
Compensation under stock-based plans – net	—	—	13	—	—	1	14
Dividends	—	—	1	(44)	—	—	(43)
Acquisition of treasury stock	(1.3)	—	—	—	—	(63)	(63)
Balance at December 31, 2023	66.1	1	906	1,675	(287)	(623)	1,672
Net income (loss)	—	—	—	335	—	—	335
Other comprehensive income (loss) – net of tax	—	—	—	—	(95)	—	(95)
Issuance of common stock related to compensation	0.5	—	27	—	—	—	27
Compensation under stock-based plans – net	—	—	(12)	—	—	1	(11)
Dividends	—	—	1	(47)	—	—	(46)
Acquisition of treasury stock	(0.9)	—	—	—	—	(50)	(50)
Other	—	—	(1)	1	—	—	—
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income (loss)	$335	$518	$300
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	82	56	47
Deferred taxes	(10)	(38)	(1)
Stock-based compensation expense	30	44	30
Inventory and other non-cash charges	25	9	23
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	16	11	(55)
Inventories	77	(200)	(206)
Trade accounts payable	(241)	58	96
Other assets and liabilities	15	2	38
Foreign exchange and other operating activities, net	(3)	(1)	(11)
Net cash provided by (used in) operating activities	326	459	261
Investing Activities
Capital expenditures	(137)	(127)	(110)
Proceeds from sale of capital assets	1	34	—
Acquisitions, net of cash acquired, and investments	(2,001)	(24)	(50)
Other investing activities, net	10	3	6
Net cash provided by (used in) investing activities	(2,127)	(114)	(154)
Financing Activities
Repayments of debt	(222)	(402)	(224)
Proceeds from issuance of debt	2,217	243	321
Payment of debt issuance costs	(41)	—	—
Share repurchases	(49)	(63)	(101)
Dividends paid	(46)	(43)	(36)
Other financing activities, net	(22)	(23)	(15)
Net cash provided by (used in) financing activities	1,837	(288)	(55)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(19)	10	(15)
Net Increase (Decrease) in Cash and Cash Equivalents	17	67	37
Cash and Cash Equivalents at Beginning of Year	371	304	267
Cash and Cash Equivalents at End of Year	$388	$371	$304

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents which were not immediately available for use is immaterial at December 31, 2024 and 2023. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the first-in, first-out (“FIFO”) and average cost methods (approximately 91% and 9%, respectively). In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding excess and obsolete (“E&O”) inventory. Future product sales prices, pricing trends and margins are based on historical experience and actual orders received. The Company’s judgments and estimates for E&O inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces. The Company makes adjustments to its inventory reserves based on identification of specific situations and increases its inventory reserves accordingly. As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2024 and 2023, reserves for lower of cost or NRV, E&O inventory totaled $79 million and $71 million, respectively.

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

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets in the Consolidated Balance Sheet. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $45 million and $8 million (net of accumulated amortization of $5 million and $6 million) at December 31, 2024 and 2023, respectively.

Intangible Assets. Intangible assets include purchased patents, trademarks, customer relationships, technology and other specifically identifiable assets and are amortized on a straight-line basis over the respective estimated useful lives, which range from one to ninety-nine years. Intangible assets are reviewed for impairment when events or changes in circumstances indicate that their carrying amount may not be recoverable.

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

In connection with the annual impairment test conducted as of October 1, 2024, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount.

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

Long-Lived Assets. The Company assesses the realizability of its long-lived assets, including definite-lived intangible assets, and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. The Company uses data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset. Immaterial amounts of asset impairments were included in Selling, general & administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss) for the years ended December 31, 2024, 2023 and 2022.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $560 million and $494 million of trade accounts receivable at December 31, 2024 and 2023, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2022	$9
Provision for credit losses	—
Other (1)	(1)
Balance as of December 31, 2023	$8
Provision for credit losses	1
Other (1)	—
Balance as of December 31, 2024	$9
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. These trade accounts receivable qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade accounts receivable sold for years ended December 31, 2024, 2023 and 2022 totaled $715 million, $835 million and $665 million, respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2024 and 2023, $137 million and $162 million, respectively, of receivables qualifying for sale treatment were outstanding and continued to be serviced by the Company.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2024, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

At December 31, 2024, the Company estimated that $20 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to contracts with multiple performance obligations and multi-year service agreements which are typically recognized as the performance obligation is satisfied. We expect to recognize approximately 34.7% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue in 2025, 27.3% in 2026, and 19.7% in 2027, with the remaining balance to be recognized in 2028 and thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in Other current liabilities and non-current contract liabilities are recorded in Other non-current liabilities in the Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The Company had no contract assets as of December 31, 2024 and 2023.

	December 31, 2024	December 31, 2023
Contract liabilities - current	$20	$5
Contract liabilities - non-current	$16	$4

The Company sells equipment subject to leases and related lease payments. Income from operating leases is recognized ratably over the lease term. Revenue from sales-type leases is recognized at the inception of the lease.

For detailed sales information see Note B – “Business Segment Information”.

Leases. Terex leases approximately 100 real properties, approximately 300 vehicles and approximately 300 pieces of office and industrial equipment. As the lessee, Terex will classify a lease which it has substantially all the risks and rewards of ownership as a finance lease.
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

For detailed lease information see Note K – “Leases”.

Business Combinations. The Company accounts for business combinations using the acquisition method of accounting, which requires that once control is obtained, all the assets acquired and liabilities assumed are recorded at their respective fair values at the date of acquisition. The determination of fair values of identifiable assets and liabilities requires significant judgments and estimates and the use of valuation techniques when market value is not readily available. For the valuation of intangible assets acquired in a business combination, the Company typically uses an income approach. The purchase price allocated to the intangible assets is based on unobservable assumptions, inputs and estimates, including but not limited to, forecasted revenue growth rates, projected expenses, discount rates, customer attrition rates, royalty rates, and useful lives. The excess of the purchase price over the fair values of identifiable assets acquired and liabilities assumed is recorded as goodwill. During the measurement period, which is up to one year from the acquisition date, the Company may record adjustments to the fair value of assets acquired and liabilities assumed with the corresponding offset to goodwill. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

For detailed business combinations information see Note D - “Acquisitions and Dispositions”.

Supplier Finance. The Company has supplier finance programs to pay third-party banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. Confirmed obligation amounts outstanding were included in Trade accounts payable in the Consolidated Balance Sheet as of December 31, 2024.

The following table rolls forward the Company’s outstanding obligations confirmed as valid under its supplier finance programs for the year ended December 31, 2024 and 2023 (in millions):

	2024	2023
Confirmed obligations outstanding at the beginning of the year	$—	$—
Invoices confirmed during the year	33	—
Confirmed invoices paid during the year	(8)	—
Confirmed obligations outstanding at the end of the year	$25	$—

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2022	$44
Accruals for warranties issued during the period	40
Changes in estimates	7
Settlements during the period	(44)
Foreign exchange effect/other	1
Balance as of December 31, 2023	$48
Accruals for warranties issued during the period	39
Changes in estimates	10
Settlements during the period	(49)
Foreign exchange effect/other	6
Balance as of December 31, 2024	$54

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

Deferred Compensation. The Company maintains a deferred compensation plan. The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2024 and 2023. The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet. The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2024, the Company had stock-based employee compensation plans, which are described more fully in Note M – “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”). ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the consolidated financial statements at fair value over the service period. The Company recognizes forfeitures as they occur.

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

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A. Research and development costs were $25 million, $28 million and $22 million during 2024, 2023 and 2022, respectively.

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

Accounting Standards Implemented in 2024

In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-04, Supplier Finance Program (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations to enhance transparency about the use of supplier finance programs. Under the ASU, an entity that provides for a supplier finance program in connection with the purchase of goods and services is required to disclose information about the key terms of the program, outstanding confirmed amounts as of the end of the period, a roll forward of such amounts during each annual period and a description of where in the financial statements outstanding amounts are presented. The amendments in ASU 2022-04 are effective for all entities for fiscal years beginning after December 15, 2022, including interim periods within those financial years, except for the disclosure of roll forward information, which is effective for fiscal years beginning after December 15, 2023. The Company adopted the general disclosures of ASU 2022-04 in 2023 and has adopted the full requirements of the guidance in the current fiscal year.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires additional segment reporting disclosures, primarily through enhanced disclosures about significant segment expenses. ASU 2023-07 requires that companies disclose, at the reportable segment level, the significant segment expenses regularly provided to the chief operating decision maker (“CODM”), as well as the amount and composition of other segment items. The ASU also requires companies to disclose the title and position of the CODM and how the CODM uses the reported measures of a segment’s profit or loss when assessing performance and deciding how to allocate resources. Additionally, the ASU mandates that all segment disclosures currently required annually by Topic 280, including the enhancements outlined in the ASU, be disclosed on an interim basis. The guidance is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company has adopted the disclosure requirements of this guidance in the current fiscal year.

Accounting Standards to be Implemented

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures to the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the income statement (such as cost of sales and SG&A expenses). The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its disclosures to the consolidated financial statements.

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. The Company designs, builds and supports products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, and the entertainment industry. Terex provides lifecycle support to its customers through its global parts and services organization, and offers complementary digital solutions, designed to help customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification to parts and service support.

The Company identifies its operating segments according to how business activities are managed and evaluated. The Company reports its business in the following segments: (i) Materials Processing (“MP”), (ii) Aerial Work Platforms (“AWP”) and (iii) Environmental Solutions Group (“ESG”). Our Aerials and Utilities operating segments share similar economic characteristics and are aggregated into one reportable segment, AWP. As the Company continues to integrate ESG during 2025 and refine how it manages those operations in the context of its overall business, it is possible that segment presentation could change.

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

ESG designs, manufactures, services and markets waste and recycling equipment and solutions, including refuse collection bodies, hydraulic cart lifters, automated carry cans, compaction, balers and recycling equipment, cameras with integrated smart technology, as well as related components and replacement parts, and waste hauler software solutions. Customers use these products in the solid waste and recycling industry.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist customers in the acquisition of the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the three reportable segments, as well as general and corporate items.

The Company’s chief operating decision maker (“CODM”) is the President and Chief Executive Officer. In making resource allocation decisions for the segments, the CODM uses segment gross profit margin and segment profit or loss from operations before interest and income taxes. Such segment resource allocations may include, but are not limited to, allocation of capital resources, personnel and facilities. The primary resource allocation process occurs predominantly in the annual budget and forecasting process. The CODM then reviews and considers budget-to-actual variances on a monthly basis for both gross profit margin and segment profit or loss from operations before interest and income taxes, in order to determine whether to make any adjustments to capital allocations.

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2024, 2023 or 2022.

Business segment information is presented below (in millions):

	Year Ended December 31, 2024
	MP	AWP	ESG	Total
Net sales	$1,902	$2,996	$228	$5,126
Reconciliation of net sales
Corporate and Other / Eliminations				1
Consolidated net sales				5,127

Less: (1)
Cost of goods sold	1,458	2,406	197	4,061
Compensation expense	108	118	12	238
Other segment items (2)	84	130	7	221
Segment income (loss) from operations	$252	$342	$12	$606

Reconciliation of income (loss) from operations
Corporate and Other / Eliminations				(80)
Consolidated income (loss) from operations				$526
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development and communication & software expenses. Individually, each of these categories represents an insignificant amount.

	Year Ended December 31, 2023
	MP	AWP	ESG	Total
Net sales	$2,227	$2,922	$—	$5,149
Reconciliation of net sales
Corporate and Other / Eliminations				3
Consolidated net sales				5,152

Less: (1)
Cost of goods sold	1,672	2,298	—	3,970
Compensation expense	113	123	—	236
Other segment items (2)	83	130	—	213
Segment income (loss) from operations	$359	$371	$—	$730

Reconciliation of income (loss) from operations
Corporate and Other / Eliminations				(93)
Consolidated income (loss) from operations				$637
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development and communication & software expenses. Individually, each of these categories represents an insignificant amount.

	Year Ended December 31, 2022
	MP	AWP	ESG	Total
Net sales	$1,942	$2,484	$—	$4,426
Reconciliation of net sales
Corporate and Other / Eliminations				(8)
Consolidated net sales				4,418

Less: (1)
Cost of goods sold	1,476	2,080	—	3,556
Compensation expense	93	104	—	197
Other segment items (2)	75	104	—	179
Segment income (loss) from operations	$298	$196	$—	$494

Reconciliation of income (loss) from operations
Corporate and Other / Eliminations				(74)
Consolidated income (loss) from operations				$420
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development and communication & software expenses. Individually, each of these categories represents an insignificant amount.

	Year Ended December 31,
	2024	2023	2022
Depreciation and amortization
MP	$20	$16	$14
AWP	32	32	25
ESG	20	—	—
Corporate	10	8	8
Total	$82	$56	$47
Capital expenditures
MP	$47	$38	$25
AWP	73	79	78
ESG	3	—	—
Corporate	14	10	7
Total	$137	$127	$110

	December 31,
	2024	2023
Identifiable assets
MP	$1,885	$2,091
AWP	2,193	2,216
ESG	2,273	—
Corporate and Other / Eliminations	(621)	(692)
Total	$5,730	$3,615

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions (in millions):

	December 31,
	2024	2023
Long-lived Assets
U.S.	$299	$192
United Kingdom	104	97
Mexico	141	125
China	61	65
Other European countries	67	62
All other	42	29
Total	$714	$570

Geographic net sales information is presented below (in millions):

	Year Ended December 31, 2024
	MP	AWP	ESG	Corporate and Other / Eliminations	Total
Net sales by region
North America	$871	$2,263	$227	$6	$3,367
Western Europe	468	388	—	1	857
Asia-Pacific	377	177	—	1	555
Rest of World (1)	186	168	1	(7)	348
Total (2)	$1,902	$2,996	$228	$1	$5,127
(1) Includes intercompany sales and eliminations.
(2) Total sales include $3.1 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2023
	MP	AWP	ESG	Corporate and Other / Eliminations	Total
Net sales by region
North America	$974	$2,043	$—	$14	$3,031
Western Europe	609	434	—	1	1,044
Asia-Pacific	427	235	—	—	662
Rest of World (1)	217	210	—	(12)	415
Total (2)	$2,227	$2,922	$—	$3	$5,152
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.8 billion attributable to the U.S., the Company’s country of domicile.

	Year Ended December 31, 2022
	MP	AWP	ESG	Corporate and Other / Eliminations	Total
Net sales by region
North America	$819	$1,666	$—	$12	$2,497
Western Europe	567	387	—	—	954
Asia-Pacific	384	228	—	1	613
Rest of World (1)	172	203	—	(21)	354
Total (2)	$1,942	$2,484	$—	$(8)	$4,418
(1) Includes intercompany sales and eliminations.
(2) Total sales include $2.2 billion attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Year Ended December 31, 2024
	MP	AWP	ESG	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$2,031	$—	$1	$2,032
Materials Processing Equipment	1,238	—	—	—	1,238
Specialty Equipment	664	—	—	—	664
Utility Equipment	—	589	—	—	589
ESG Equipment	—	—	204	—	204
Other (1)	—	376	24	—	400
Total	$1,902	$2,996	$228	$1	$5,127
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2023
	MP	AWP	ESG	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$2,033	$—	$3	$2,036
Materials Processing Equipment	1,412	—	—	—	1,412
Specialty Equipment	814	—	—	1	815
Utility Equipment	—	575	—	—	575
ESG Equipment	—	—	—	—	—
Other (1)	1	314	—	(1)	314
Total	$2,227	$2,922	$—	$3	$5,152
(1) Includes other product types, intercompany sales and eliminations.

	Year Ended December 31, 2022
	MP	AWP	ESG	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$1,799	$—	$1	$1,800
Materials Processing Equipment	1,155	—	—	1	1,156
Specialty Equipment	781	—	—	1	782
Utility Equipment	—	466	—	—	466
ESG Equipment	—	—	—	—	—
Other (1)	6	219	—	(11)	214
Total	$1,942	$2,484	$—	$(8)	$4,418
(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
U.S.	$72	$89	$(20)
Foreign	336	491	387
Income (loss) from continuing operations before income taxes	408	580	367

The Company recorded Income (loss) from discontinued operations and Gain (loss) on disposition of discontinued operations before income taxes of $0 million, $3 million and $(1) million for the years ended December 31, 2024, 2023 and 2022, respectively.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$31	$31	$7
State	5	4	2
Foreign	47	66	59
Current income tax provision (benefit)	83	101	68
Deferred:
Federal	(4)	(4)	7
State	—	(3)	1
Foreign	(6)	(31)	(9)
Deferred income tax (benefit) provision	(10)	(38)	(1)
Provision for (benefit from) income taxes	$73	$63	$67

The elimination of tax from intercompany transactions is included in current tax expense. The Company recorded Provision for (benefit from) income taxes of $0 million, $1 million and $0 million from discontinued operations and on disposition of discontinued operations for the years ended December 31, 2024, 2023 and 2022, respectively.

The tax effects of the basis differences between tax and financial reporting purposes for assets, liabilities and loss carry forwards as of December 31, 2024 and 2023 for continuing operations are summarized below for major balance sheet captions (in millions):

	2024	2023
Property, plant and equipment	$(34)	$(23)
Intangibles	(5)	(8)
Inventories	9	5
Accrued warranties and product liability	9	13
Loss carry forwards	171	189
Retirement plans	9	10
Accrued compensation and benefits	18	19
Research and development	18	12
Operating lease right-of-use asset	(32)	(28)
Operating lease liability	35	30
Other	13	1
Deferred tax assets valuation allowance	(44)	(53)
Net deferred tax assets (liabilities)	$167	$167

Deferred tax assets were $221 million before valuation allowances of $44 million, resulting in $177 million of net deferred tax assets which are partially offset by deferred tax liabilities of $10 million at December 31, 2024. Deferred tax assets for continuing operations were $227 million before valuation allowances of $53 million, resulting in $175 million of net deferred tax assets which are partially offset by deferred tax liabilities for continuing operations of $8 million at December 31, 2023. The net change in the total valuation allowance for the years ended December 31, 2024 and 2023 was a decrease of $9 million and $10 million, respectively. There were no deferred tax liabilities for discontinued operations at December 31, 2024 and 2023.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes. The reasons for the difference are summarized as follows (in millions):

	Year Ended December 31,
	2024	2023	2022
Tax at statutory U.S. federal income tax rate	$86	$122	$77
State taxes	4	1	3
Change in valuation allowance	(7)	(3)	(21)
Foreign tax differential on income/losses of foreign subsidiaries	(18)	(25)	(10)
U.S. tax on multi-national operations	8	13	10
Swiss cantonal tax attribute	—	(42)	—
Research and development	(2)	(2)	(1)
Provision to return adjustments	(5)	(3)	7
Compensation	—	3	2
Other	7	(1)	—
Provision for (benefit from) income taxes	$73	$63	$67

The Company’s effective tax rate was 17.8%, 10.9% and 18.1% for the years ended December 31, 2024, 2023 and 2022, respectively.

In November 2023, the Company concluded discussions with the Swiss cantonal taxing authorities with respect to the availability of future tax deductions resulting in the Company meeting the recognition criteria to record a deferred tax asset of $42 million.

The Company considers foreign earnings that have been taxed in the U.S. and certain earnings that have qualified for the high tax exception not to be indefinitely reinvested and thus, has accrued foreign income and withholding, U.S. federal and state tax expense with respect to such earnings. The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S. which is approximately $146 million for the year ended December 31, 2024. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

At December 31, 2024, the Company has state net operating loss carry forward deferred tax assets of $38 million available to reduce future taxable income and income taxes in various states, substantially all of which is offset by valuation allowances and the majority will expire at various dates through 2044. The Company has approximately $460 million of foreign operating loss carry forwards. The following operating loss carry forwards do not expire: $237 million in Germany, $148 million in Italy and $26 million in Spain. The remaining operating loss carry forwards of $49 million are partially offset by valuation allowances and the majority do not expire. Also, the Company has an Indian capital loss carry forward of $3 million expiring before 2026 and an Australian capital loss carry forward of $11 million which does not expire; both are offset by valuation allowances. The Company does not have any material tax credit carry forwards.

The Company made total net income tax payments of $79 million, $86 million and $20 million in 2024, 2023 and 2022, respectively. At December 31, 2024 and 2023, Other current assets included net income tax receivable amounts of $27 million and $11 million, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions).

Balance as of January 1, 2022	$3
Additions for current year tax positions	—
Additions for prior year tax positions	2
Reductions for prior year tax positions	(2)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2022	3
Additions for current year tax positions	—
Additions for prior year tax positions	5
Reductions for prior year tax positions	(2)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2023	6
Additions for current year tax positions	—
Additions for prior year tax positions	7
Reductions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	—
Acquired balances	5
Balance as of December 31, 2024	$18

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years as described below remain subject to examination by the respective major tax jurisdictions. The Company believes it is reasonably possible the total amount of unrecognized tax benefits disclosed as of December 31, 2024 may decrease approximately $12 million in the year ending December 31, 2025. Such possible decrease relates primarily to anticipated tax audit settlements and expiration of statutes of limitation.

Major Tax Jurisdiction	Open Tax Years
Australia	2017 - present
China	2014 - present
Germany	2017 - present
India	2005-2010, 2012, 2019 - present
Italy	2004-2005, 2009-2011, 2014, 2018 - present
Switzerland	2020 - present
United Kingdom	2019 - present
United States - federal	2017 - present
United States - states	2017 - present

As of December 31, 2024 and 2023, the Company had $18 million and $6 million, respectively, of unrecognized tax benefits. Of the $18 million at December 31, 2024, $5 million, if recognized, would affect the effective tax rate. Potential interest and penalties were a liability of $3 million and $1 million as of December 31, 2024 and 2023, respectively. During the year ended December 31, 2024, the total tax expense recognized was immaterial as the $1 million liability for interest and penalties was recorded to goodwill as a result of purchase accounting. During the year ended December 31, 2023, the Company recognized total tax expense of $1 million for interest and penalties.

NOTE D – ACQUISITIONS AND DISPOSITIONS

2024 Acquisitions

Environmental Solutions Group Acquisition

On October 8, 2024 (“Closing Date”), in accordance with the Transaction Agreement, dated as of July 21, 2024, as amended by the First Amendment to the Transaction Agreement, dated as of October 8, 2024 (and as may be further amended, the “TA”), by and between the Company and Dover Corporation (“Dover”), the Company completed its acquisition of the subsidiaries and assets that constitute Environmental Solutions Group ("ESG”) from Dover for a purchase price of $2,010 million in cash, subject to customary closing adjustments to be finalized after the Closing Date (the "Acquisition"). The Company financed the purchase price and related fees and expenses using the net proceeds from the 6.25% Senior Notes, new term loan borrowings under the New Term Facility and cash on hand. See Note J – “Long-Term Obligations” for additional details on financing transactions.

ESG designs and manufactures refuse collection bodies, waste compaction equipment, and associated parts and digital solutions. ESG's product brands include Heil, Marathon, Curotto-Can, Bayne Thinline, and Parts Central as well as digital solutions offerings 3rd Eye and Soft-Pak. ESG's products and services across equipment, digital, and aftermarket offerings are complementary to Terex's businesses, and will allow Terex to expand its customer base, providing customers with a broader suite of environmental equipment solutions, and realizing economies of scale. ESG will also complement and strengthen Terex’s portfolio with synergies in the fast-growing waste and recycling end market.

Net Assets Acquired

The Company has applied purchase accounting to ESG and the results of the operations are included in the Company’s consolidated financial statements following the Closing Date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The net assets and liabilities of ESG were recorded at their estimated fair value using Level 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, future revenue growth, profitability, appropriate discount rates, attrition rates, royalty rates, growth rates and economic lives. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, working capital adjustments and certain tax positions require further analysis and are not yet final. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition. The finalization of these items could impact the purchase price allocation.

The transaction was recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. Accordingly, the aggregate value of the consideration paid by Terex to complete the Acquisition is allocated to the assets acquired and liabilities assumed in the Acquisition based upon their estimated fair values as of the acquisition date.

The following table summarizes the preliminary estimated fair values of the ESG assets acquired and liabilities assumed and related deferred income taxes as of the Closing Date (in millions).

October 8, 2024
Cash acquired	$11
Receivables, net	131
Inventory, net	106
Prepaid and other current assets	2
Property, plant & equipment	85
Goodwill	803
Identified intangibles subject to amortization	1,113
Other Assets	7
Total asset acquired	$2,258

Trade accounts payable	118
Other current liabilities	82
Other non-current liabilities	48
Total Liabilities Assumed	$248
Net assets acquired	$2,010

Upon completion of the fair value assessment, Terex anticipates that the net assets acquired may differ from the preliminary assessment outlined above. Any changes to the initial estimates of fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Goodwill of $803 million resulting from the acquisition was assigned to the newly created ESG segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce and expected synergies from the business combinations.

The following table summarizes the identifiable definite-lived intangible assets acquired (in millions):

	Weighted Average Life (in years)	Gross Carrying Amount
Definite-lived intangible assets:
Trade names	15	$141
Customer relationships	14	823
Technology	12	149
Total definite-lived intangible assets		$1,113

On April 6, 2022, ESG acquired certain intellectual property assets (IP) relating to electric refuse collection bodies from Boivin Evolution Inc. for $30 million, including contingent consideration. The contingent consideration is based on a percentage of revenues generated from the asset over the earn-out period, which is the earlier of April 6, 2030 or the achievement of the full earn-out of $20 million. If the accumulated earn-out through April 6, 2030 is less than the minimum of $5 million, the earn-out period will extend until such time that the minimum earn-out is achieved. As of Closing Date and December 31, 2024, $20 million of contingent consideration was recorded in Other non-current liabilities within the Consolidated Balance Sheet as the payments required under the earn-out are expected to be made beyond twelve months from December 31, 2024.

Acquisition-Related Expenses

The Company has incurred transaction cost directly related to the ESG acquisition of $25 million for the year ended December 31, 2024, which is recorded in Other income (expense) - net.

Unaudited Actual and Pro Forma Information

The Company’s consolidated Net sales and Net income attributable to Terex Corporation from October 8, 2024 through December 31, 2024 includes $228 million and $12 million, respectively, related to the ESG business.

The following unaudited pro forma information has been presented as if the ESG Acquisition occurred on January 1, 2023. This information is based on historical results of operations, adjusted for acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had the Company operated the business since January 1, 2023, nor does it intend to be a projection of future results.

(in millions, except per share data)	Year Ended December 31,
	2024	2023
Net sales	$6,015	$5,905
Net income	351	420
Basic earnings per share net income	5.24	6.21
Diluted earnings per share net income	5.19	6.14

The 2024 supplemental pro forma earnings were adjusted to exclude $25 million of acquisition-related costs incurred in 2024 and $19 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. The 2023 supplemental pro forma earnings were adjusted to include these charges.

2023 and 2022 Acquisitions

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

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2024	2023	2022
Income (loss) from continuing operations	$335	$517	$300
Gain (loss) on disposition of discontinued operations – net of tax	—	1	—
Net income (loss)	$335	$518	$300
Basic shares:
Weighted average shares outstanding	67.0	67.5	68.5
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$5.00	$7.65	$4.38
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—
Net income (loss)	$5.00	$7.67	$4.38
Diluted shares:
Weighted average shares outstanding – basic	67.0	67.5	68.5
Effect of dilutive securities:
Restricted stock	0.6	0.8	0.9
Diluted weighted average shares outstanding	67.6	68.3	69.4
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$4.96	$7.56	$4.32
Gain (loss) on disposition of discontinued operations – net of tax	—	0.02	—
Net income (loss)	$4.96	$7.58	$4.32

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.1 million were outstanding during the year ended December 31, 2024, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. There were no weighted average Restricted Stock outstanding during the year ended December 31, 2023 that would have an anti-dilutive effect. Weighted average Restricted Stock of approximately 0.1 million were outstanding during the year ended December 31, 2022, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2024	2023
Finished equipment	$406	$468
Replacement parts	168	186
Work-in-process	121	131
Raw materials and supplies	452	401
Inventories	$1,147	$1,186

Inventory reserves were $79 million and $71 million at December 31, 2024 and 2023, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2024	2023
Property	$76	$75
Plant	348	302
Equipment	587	492
Leasehold improvements	60	52
Construction in progress	111	74
Property, plant and equipment – gross	1,182	995
Less: Accumulated depreciation	(468)	(425)
Property, plant and equipment – net	$714	$570

Depreciation expense was $58 million, $52 million and $42 million for the years ended December 31, 2024, 2023 and 2022, respectively.

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	AWP	ESG	Total
Balance at December 31, 2022, gross	$208	$138	$—	$346
Accumulated impairment	(23)	(39)	—	(62)
Balance at December 31, 2022, net	185	99	—	284
Acquisitions	2	—	—	2
Foreign exchange effect and other	8	1	—	9
Balance at December 31, 2023, gross	218	139	—	357
Accumulated impairment	(23)	(39)	—	(62)
Balance at December 31, 2023, net	195	100	—	295
Acquisitions	—	—	803	803
Foreign exchange effect and other	(4)	(1)	—	(5)
Balance at December 31, 2024, gross	214	138	803	1,155
Accumulated impairment	(23)	(39)	—	(62)
Balance at December 31, 2024, net	$191	$99	$803	$1,093

During the year ended December 31, 2024, the Company recognized goodwill of $803 million in connection with the ESG acquisition. During the year ended December 31, 2023, the Company recognized goodwill of $2 million in connection with the MARCO acquisition. During the year ended December 31, 2022, the Company recognized goodwill of $4 million in connection with the Steelweld acquisition and $18 million in connection with the ProAll acquisition.

The goodwill associated with these transactions was attributable primarily to the assembled workforce and expected synergies from the business combinations. The goodwill in connection with the ESG acquisition is assigned to ESG segment. The goodwill in connection with MARCO, Steelweld and ProAll acquisitions is assigned to the MP segment. The goodwill recognized for ESG and MARCO is expected to be deductible for income tax purposes, while goodwill recognized for Steelweld and ProAll is not expected to be deductible for income tax purposes. See Note D – “Acquisitions and Dispositions” for additional information regarding the acquisitions.

Intangible assets, net were comprised of the following (in millions):

		December 31, 2024			December 31, 2023
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	12	$159	$(12)	$147	$10	$(10)	$—
Customer Relationships	15	858	(44)	814	36	(29)	7
Trade Names	14	152	(10)	142	12	(8)	4
Land Use Rights	80	4	(1)	3	4	(1)	3
Other	10	18	(17)	1	18	(16)	2
Total definite-lived intangible assets		$1,191	$(84)	$1,107	$80	$(64)	$16

During the year ended December 31, 2024, the Company recognized total definite-lived intangible assets of $1,113 million including customer relationships, trade names and technology in connection with the ESG acquisition. See Note D – “Acquisitions and Dispositions” for additional information regarding the intangible assets recognized. During the year ended December 31, 2022, the Company recognized customer relationships of $1 million with an estimated useful life of three years in connection with the Steelweld acquisition and customer relationships of $3 million with an estimated useful life of nine years and trademarks of $4 million with an estimated useful life of ten years in connection with the ProAll acquisition. See Note D – “Acquisitions and Dispositions” for additional information regarding these acquisitions.

	For the Year Ended December 31,
(in millions)	2024	2023	2022
Aggregate Amortization Expense	$21	$3	$3

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2025	$82
2026	81
2027	81
2028	81
2029	80

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $9 million and $22 million at December 31, 2024 and 2023, respectively. Commodity swaps outstanding at December 31, 2024 mature on or before August 31, 2025. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in AOCI. Gains or losses on commodity swaps are reclassified to COGS in the Consolidated Statement of Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $466 million and $250 million at December 31, 2024 and 2023, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Consolidated Statement of Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at December 31, 2024 mature on or before May 2025.

The Company had no foreign exchange contracts outstanding that were designated as cash flow hedging instruments at December 31, 2024. The Company had $5 million notional value of foreign exchange contracts outstanding that were designated as cash flow hedging instruments at December 31, 2023. For effective hedging instruments, changes in the fair value of foreign exchange contracts are deferred in AOCI until the hedged transactions affect earnings. Gains or losses on foreign exchange contracts are reclassified to COGS in the Consolidated Statement of Income (Loss).

The Company had $314 million and $300 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at December 31, 2024 and 2023, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Consolidated Statement of Income (Loss).

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Consolidated Balance Sheet (in millions):

		December 31, 2024		December 31, 2023
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$—	$—	$2
Commodity swaps	Other current assets	(1)	—	2	—
Cross currency swaps - net investment hedge	Other current assets	7	—	—	—
Cross currency swaps - net investment hedge	Other non-current assets	7	—	—	—
Foreign exchange contracts	Other current liabilities	—	—	—	(1)
Cross currency swaps - net investment hedge	Other current liabilities	—	—	(5)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	—	—	(5)	—
Net derivative asset (liability)		$13	$—	$(8)	$1
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax				Gain (Loss) Reclassified from AOCI into Income (Loss)
	Year Ended December 31,				Year Ended December 31,
Instrument	2024	2023	2022	Income Statement Account	2024	2023	2022
Commodity swaps	(4)	5	(12)	Cost of goods sold	—	(2)	8
Cross currency swaps - net investment hedges	16	(4)	2	Selling, general and administrative expenses	—	—	—
Total	$12	$1	$(10)	Total	$—	$(2)	$8

The following tables provide the effect of derivative instruments that are designated as hedges in the Consolidated Statement of Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold			Interest expense
	Year Ended December 31,
	2024	2023	2022	2024	2023	2022
Income Statement Accounts in which effects of cash flow hedges are recorded	$(4,059)	$(3,975)	$(3,547)	$(89)	$(63)	$(49)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	—	(2)	8	—	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	—	3	1	1
Total	$—	$(2)	$8	$3	$1	$1

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Consolidated Statement of Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Year Ended December 31,
Instrument	Income Statement Account	2024	2023	2022
Foreign exchange contracts	Cost of goods sold	$(1)	$(7)	$(2)
Foreign exchange contracts	Other income (expense) – net	(4)	(2)	—
Total		$(5)	$(9)	$(2)

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

See Note M – “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of December 31, 2024, it is estimated that approximately $5 million of gains are expected to be reclassified into earnings in the next twelve months.

NOTE J – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2024	2023
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $4 and $5 million at December 31, 2024 and 2023, respectively	$596	$595
6.25% Senior Notes due October 15, 2032, net of unamortized debt issuance costs of $17 million at December 31, 2024	733	—
Credit Agreement – term debt due October 8, 2031 (“New Term Facility”, as defined below), net of unamortized debt issuance costs of $20 million and unamortized original issue discount of $6 million at December 31, 2024	1,224	—
Secured borrowings	18	19
Finance lease obligations	12	9
Other	1	—
Total debt	2,584	623
Less: Current portion of long-term debt	(4)	(3)
Long-term debt, less current portion	$2,580	$620

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

On May 8, 2023, the Company and certain of its subsidiaries entered into an Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, with the lenders and issuing banks party thereto and CSAG. The principal changes contained in the Amendment No. 1 relate to the replacement of the adjusted LIBOR with term Secured Overnight Financing Rate. The Credit Agreement contemplated uncommitted incremental amounts in excess of $300 million that may be extended by the lenders, at their option, as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

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

The Amendment No. 2 (i) increased the size of the Company’s existing revolving credit facilities to $800 million and extended the maturity of the Company’s existing revolving credit facilities to expire on October 8, 2029 (the “New Revolving Credit Facilities”) and (ii) provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031 (the “New Term Facility” and, together with the New Revolving Credit Facilities, the “New Credit Facilities”). In addition, the Amended Credit Agreement increased the size of the letter of credit facility. The Amended Credit Agreement provides for the issuance of letters of credit (the “L/C Facility”) of up to $500 million (the utilization of which would decrease availability under the New Revolving Credit Facilities) and permits the Company to have additional secured facilities for the issuance of letters of credit outside of the Amended Credit Agreement (the “Additional L/C Facility”) of up to $400 million (the utilization of which would not decrease availability under the New Revolving Credit Facilities). The aggregate amount of letters of credit which the Company may issue under the L/C Facility and the Additional L/C Facility may not at any time exceed $500 million, of which up to $400 million may be issued under the Additional L/C Facility. Borrowings under the New Term Facility will initially bear interest at a per annum rate equal to, at the Company’s option, either (i) Term SOFR, plus 2.00% or (ii) the applicable base rate, plus 1.00%, in each case subject to a stepdown of 0.25% based on achieving and maintaining a first lien net leverage ratio equal to or less than 0.50x. The Company elected option (i) Term SOFR, plus 2.00% as the initial annual interest rate for the New Term Facility.

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; pay dividends or make other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities requires the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of December 31, 2024.

The Company had no Revolver amounts outstanding at December 31, 2024 and 2023.

The Company obtains letters of credit that generally serve as collateral for certain liabilities included in the Consolidated Balance Sheet and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the Amended Credit Agreement and via bilateral arrangements outside the Amended Credit Agreement.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions (the “Bilateral Arrangements”). The Bilateral Arrangements are not secured under the Amended Credit Agreement and do not decrease availability under the Revolver.

Letters of credit outstanding (in millions):

	December 31, 2024	December 31, 2023
$500 Million Facility	$—	$—
$400 Million Facility	47	72
Bilateral Arrangements	48	48
Total	$95	$120

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Consolidated Balance Sheet as of December 31, 2024.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $18 million and $19 million is presented in Long-term debt in the Consolidated Balance Sheet as of December 31, 2024 and December 31, 2023, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months. The cash proceeds were included in other financing activities within the Consolidated Statement of Cash Flows for the year ended December 31, 2023.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2024 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations and secured borrowings (in millions):

2025	$—
2026	—
2027	—
2028	—
2029	600
Thereafter	2,000
Total Debt	2,600
Less: Unamortized original issue discount	(6)
Less: Unamortized debt issuance costs	(40)
Net debt	$2,554

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of December 31, 2024 and 2023, as follows (in millions, except for quotes):

2024	Book Value	Quote	Fair Value
5% Notes	$600	0.95000	$570
6.25% Notes	750	0.98000	$735
New Term Facility (net of discount)	1,244	1.00250	$1,247

2023	Book Value	Quote	Fair Value
5% Notes	$600	0.94375	$566

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

The Company paid $53 million, $39 million and $37 million of interest in 2024, 2023 and 2022, respectively.

NOTE K – LEASES

Terex has operating leases for real property, vehicles and office and industrial equipment, generally expiring over terms from 1 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease. Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire between 2 and 15 years, with options to renew between 2 and 15 years. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments. The vehicle leases mainly include cars and trucks. Term length for these leases typically varies between 1 and 5 years. Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases typically varies between 2 and 6 years.

Operating Leases

Operating lease cost consists of the following (in millions):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$38	$38	$32
Variable lease cost	6	5	4
Short-term lease cost	8	6	5
Total operating lease costs	$52	$49	$41

Variable lease costs are expensed as incurred and are not included in the determination of right-of-use assets or lease liabilities. Operating lease obligations consist primarily of commitments to rent real properties.

Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

	December 31,
	2024	2023
Operating lease right-of-use assets included within Other assets	$136	$126

Current maturities of operating leases included within Other current liabilities	$31	$28
Non-current operating leases included within Other non-current liabilities	103	92
Total operating lease liabilities	$134	$120

Weighted average discount rate for operating leases	5.80%	5.69%
Weighted average remaining operating lease term in years	5	5
Maturities of operating lease liabilities (in millions):

2025	$39
2026	35
2027	26
2028	20
2029	13
Thereafter	24
Total undiscounted operating lease payments	157
Less: Imputed interest	(23)
Total operating lease liabilities	134
Less: Current maturities of operating lease liabilities	(31)
Non-current operating lease liabilities	$103
Supplemental cash flow and other information related to operating leases (in millions):

	December 31,
	2024	2023
Cash paid for amounts included in the measurement of operating lease liabilities	$41	$47
Operating right-of-use assets obtained in exchange for operating lease liabilities	$29	$68

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

Savings Plans

The Company sponsors various tax deferred savings plans into which eligible employees may elect to contribute a portion of their compensation. The Company may, but is not obligated to, contribute to certain of these plans. Charges recognized for these savings plans were $23 million, $22 million and $20 million for the years ended December 31, 2024, 2023 and 2022, respectively. For the years ended December 31, 2024, 2023 and 2022, Company matching contributions to tax deferred savings plans were invested at the direction of plan participants.

Information regarding the Company’s plans, including U.S. SERP, was as follows (in millions, except percent values):

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2024	2023	2024	2023	2024	2023
Accumulated benefit obligation at end of year	$30	$32	$90	$104
Change in benefit obligation:
Benefit obligation at beginning of year	$32	$33	$106	$96	$1	$1
Service cost	—	—	2	1	—	—
Interest cost	2	2	4	5	—	—
Settlements	—	—	(2)	—	—	—
Actuarial loss (gain)(1)	(1)	—	(9)	4	—	—
Benefits paid	(3)	(3)	(7)	(6)	—	—
Foreign exchange effect	—	—	(2)	6	—	—
Benefit obligation at end of year	30	32	92	106	1	1
Change in plan assets:
Fair value of plan assets at beginning of year	—	—	91	81	—	—
Actual return on plan assets	—	—	(7)	3	—	—
Settlements	—	—	(2)	—	—	—
Employer contribution	3	3	8	7	—	—
Benefits paid	(3)	(3)	(6)	(5)	—	—
Foreign exchange effect	—	—	(2)	5	—	—
Fair value of plan assets at end of year	—	—	82	91	—	—
Funded status	$(30)	$(32)	$(10)	$(15)	$(1)	$(1)
Amounts recognized in the statement of financial position are included in:
Other assets	$—	$—	$2	$—	$—	$—
Other current liabilities	2	2	1	1	—	—
Other non-current liabilities	28	30	11	14	1	1
Total liabilities	$30	$32	$12	$15	$1	$1
Amounts recognized in accumulated other comprehensive loss consist of:
Actuarial net (gain) loss	$(5)	$(4)	$53	$55	$(1)	$(1)
Prior service cost	—	—	3	3	—	—
Total amounts recognized in accumulated other comprehensive loss	$(5)	$(4)	$56	$58	$(1)	$(1)

(1) Actuarial gain related to U.S. and non-U.S. pension benefits for the years ended December 31, 2024 was due primarily to higher discount rates when compared to the rate used in the prior year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Weighted-average assumptions as of December 31:
Discount rate(1)	5.73%	5.34%	5.43%	5.20%	4.35%	4.68%	5.66%	5.38%	5.33%
Expected return on plan assets	N/A	N/A	N/A	4.68%	3.93%	3.94%	N/A	N/A	N/A
Rate of compensation increase(1)	N/A	N/A	N/A	0.37%	0.31%	0.26%	N/A	N/A	N/A

(1) The weighted average assumptions as of December 31 are used to calculate the funded status at the end of the current year and the net periodic cost for the subsequent year.

	U.S. Pension Benefits			Non-U.S. Pension Benefits			Other Benefits
	2024	2023	2022	2024	2023	2022	2024	2023	2022
Components of net periodic cost:
Service cost	$—	$—	$—	$2	$1	$1	$—	$—	$—
Interest cost	2	2	1	4	5	3	—	—	—
Expected return on plan assets	—	—	—	(4)	(3)	(5)	—	—	—
Amortization of actuarial loss	—	—	—	3	2	1	—	—	—
Other	—	—	—	(1)	—	—	—	—	—
Net periodic cost	$2	$2	$1	$4	$5	$—	$—	$—	$—

Components of Net periodic cost other than the Service cost component are included in Other income (expense) - net in the Consolidated Statement of Income (Loss). The Service cost component is included in the same line item or items as other compensation costs arising from services rendered by pertinent employees during the period.

	U.S. Pension Benefits		Non-U.S. Pension Benefits		Other Benefits
	2024	2023	2024	2023	2024	2023
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (Loss):
Net (gain) loss	$(1)	$—	$1	$4	$—	$—
Amortization of actuarial gain (loss)	—	—	(2)	(2)	—	—
Foreign exchange effect	—	—	(1)	3	—	—
Total recognized in other comprehensive income (loss)	$(1)	$—	$(2)	$5	$—	$—

For the Company’s plans, including the U.S. SERP, that have accumulated benefit obligations in excess of plan assets, the projected benefit obligation, accumulated benefit obligation and fair value of plan assets were (in millions):

	U.S. Pension Benefits		Non-U.S. Pension Benefits
	2024	2023	2024	2023
Projected benefit obligation	$30	$32	$92	$106
Accumulated benefit obligation	$30	$32	$90	$104
Fair value of plan assets	$—	$—	$82	$91

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

The overall investment strategy for non-U.S. defined benefit plans is to achieve a mix of investments to support long-term growth and minimize volatility while maximizing rates of return by diversification of asset types, fund strategies and fund managers. Fixed income investments include investments in European government securities and European corporate bonds and constitute approximately 97% and 90% of the portfolio at December 31, 2024 and 2023, respectively. Equity investments, multi-asset investment funds and real estate investments that invest in a diversified range of property principally in the retail, office and industrial/warehouse sectors constitute approximately 3% and 10% of the portfolio at December 31, 2024 and 2023, respectively. Investments of the plans primarily include investments in companies from diversified industries with 100% invested internationally. The target investment allocations to support the Company’s investment strategy for 2025 are approximately 89% to 90% fixed income securities and approximately 10% to 11% equity securities, multi-asset investment funds and real estate investments.

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

The fair value of the Company’s plan assets at December 31, 2024 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$2	$2	$—	$—
Non-U.S. corporate bond funds	2	—	2	—
Non-U.S. governmental fixed income funds	38	—	38	—
Group annuity insurance contracts	18	—	—	18
Real estate	3	—	3	—
Other securities	19	—	19	—
Total investments measured at fair value	$82	$2	$62	$18

The fair value of the Company’s plan assets at December 31, 2023 are as follows (in millions):

	Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash, including money market funds	$1	$1	$—	$—
U.S. equities	4	—	4	—
Non-U.S. equities	2	—	2	—
Non-U.S. corporate bond funds	2	—	2	—
Non-U.S. governmental fixed income funds	36	—	36	—
Group annuity insurance contracts	21	—	—	21
Real estate	3	—	3	—
Other securities	22	—	22	—
Total investments measured at fair value	$91	$1	$69	$21

Changes in fair value measurements of Level 3 investments during the years ended December 31, 2024 and 2023 are as follows (in millions):

	December 31, 2024	December 31, 2023
Balance at beginning of year	$21	$21
Actuarial gain (loss)	(1)	—
Interest Income	1	1
Transfers into (out of) Level 3	(2)	(2)
Foreign exchange effect	(1)	1
Balance at end of year	$18	$21

The Company plans to contribute approximately $3 million to its U.S. defined benefit pension plan and post-retirement plans and approximately $1 million to its non-U.S. defined benefit pension plans in 2025. During the year ended December 31, 2024, the Company contributed $3 million to its U.S. defined benefit pension plan and post-retirement plans and $8 million to its non-U.S. defined benefit pension plans. The Company’s estimated future benefit payments under its plans are as follows (in millions):

Year Ending December 31,	U.S. Pension Benefits	Non-U.S. Pension Benefits	Other Benefits
2025	$3	$6	$—
2026	3	6	—
2027	2	6	—
2028	2	7	—
2029	2	7	—
2029-2033	12	29	—

For the other benefits, for measurement purposes, a 10.50% rate of increase in the per capita cost of covered health care benefits was assumed for 2024, which remains at 10.50% in 2025 and then trends down 0.75% per year until it reaches 4.50% for 2033 and thereafter. A one-percentage-point change in assumed health care cost trend rates would not have a material effect on total service and interest cost components or post-retirement benefit obligation.

NOTE M – STOCKHOLDERS’ EQUITY

On December 31, 2024, there were 85.1 million shares of common stock issued and 65.7 million shares of common stock outstanding. Of the 214.9 million unissued shares of common stock at that date, 1.4 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury

The Company values treasury stock on a cost basis. As of December 31, 2024, the Company held 19.4 million shares of common stock in treasury totaling $672 million, which include 0.8 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $25 million.

Preferred Stock

The Company’s certificate of incorporation was amended in June 1998 to authorize 50 million shares of preferred stock, $0.01 par value per share. As of December 31, 2024 and 2023, there were no shares of preferred stock outstanding.

Stock-Based Compensation

In May 2021, the stockholders approved the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Plan”) which increased the number of shares of common stock (“Shares”) authorized for issuance by 2 million. The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of common stock, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2024, 2.1 million shares were available for grant under the 2018 Plan.

During the year ended December 31, 2024, the Company awarded 0.5 million shares of Restricted Stock to its employees with a weighted average fair value of $59.62 per share. Approximately 63% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 26% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 11% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date
	March 15, 2024	March 15, 2023	March 17, 2022
Dividend yields	1.15%	1.21%	1.31%
Expected volatility	42.65%	46.54%	54.25%
Risk free interest rate	4.50%	3.81%	2.09%
Expected life (in years)	3	3	3
Grant date fair value per share	$67.70	$63.33	$44.25

The following table is a summary of Restricted Stock under all of the Company’s plans:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2023	1,615,314	$51.61
Granted	541,383	$59.62
Vested	(855,285)	$52.06
Canceled, expired or other	114,603	$56.33
Nonvested at December 31, 2024	1,416,015	$55.83

As of December 31, 2024, unrecognized compensation costs related to restricted stock totaled approximately $36 million, which will be expensed over a weighted average period of 1.7 years. The grant date weighted average fair value for Restricted Stock during the years ended December 31, 2024, 2023 and 2022 was $59.62, $57.53 and $40.16, respectively. The total fair value of shares vested for Restricted Stock was $45 million, $31 million and $31 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Tax benefits associated with stock-based compensation were $6 million, $6 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2022	$(188)	$4	$(1)	$(44)	$(229)
Current year change	(98)	(10)	(3)	(2)	(113)
Balance at December 31, 2022	(286)	(6)	(4)	(46)	(342)
Current year change	58	1	1	(5)	55
Balance at December 31, 2023	(228)	(5)	(3)	(51)	(287)
Current year change	(110)	12	—	3	(95)
Balance at December 31, 2024	$(338)	$7	$(3)	$(48)	$(382)

As of December 31, 2024, AOCI for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $7 million, $(2) million, $1 million and $2 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2024 and 2023. All amounts are net of tax (in millions).

	Year ended December 31, 2024					Year ended December 31, 2023
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(228)	$(5)	$(3)	$(51)	$(287)	$(286)	$(6)	$(4)	$(46)	$(342)
Other comprehensive income (loss) before reclassifications	(110)	12	—	1	(97)	58	(1)	1	(7)	51
Amounts reclassified from AOCI	—	—	—	2	2		2	—	2	4
Net other comprehensive income (loss)	(110)	12	—	3	(95)	58	1	1	(5)	55
Ending balance	$(338)	$7	$(3)	$(48)	$(382)	$(228)	$(5)	$(3)	$(51)	$(287)

Share Repurchases

In July 2018, Terex’s Board of Directors (“Board”) authorized the repurchase up to $300 million of the Company’s outstanding shares of common stock. In December 2022, Terex’s Board authorized the additional repurchase of up to $150 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased, inclusive of transactions executed but not settled, by the Company under these programs.

Year Ended December 31,	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2024	871,585	$47
2023	1,287,214	$61
2022	2,862,650	$97

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2024	$0.17	$0.17	$0.17	$0.17
2023	$0.15	$0.15	$0.17	$0.17
2022	$0.13	$0.13	$0.13	$0.13

In February 2025, Terex’s Board declared a dividend of $0.17 per share, which will be paid on March 19, 2025 to the Company’s stockholders of record as of March 7, 2025.

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

For credit guarantees outstanding as of December 31, 2024 and 2023, the maximum exposure determined was $72 million and $89 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $7 million and $5 million at December 31, 2024 and 2023, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2024
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$8	$1	$2	$(2)	$9
Allowance for doubtful accounts - Non-current	—	—	—	—	—
Reserve for inventory	71	21	2	(15)	79
Valuation allowances for deferred tax assets	53	(7)	(1)	(1)	44
Totals	$132	$15	$3	$(18)	$132
Year ended December 31, 2023
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9	$—	$—	$(1)	$8
Allowance for doubtful accounts - Non-current	1	—	—	(1)	—
Reserve for inventory	61	25	2	(17)	71
Valuation allowances for deferred tax assets	63	(9)	—	(1)	53
Totals	$134	$16	$2	$(20)	$132
Year ended December 31, 2022
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9	$1	$—	$(1)	$9
Allowance for doubtful accounts - Non-current	11	—	(1)	(9)	1
Reserve for inventory	58	22	(3)	(16)	61
Valuation allowances for deferred tax assets	100	(24)	(1)	(12)	63
Totals	$178	$(1)	$(5)	$(38)	$134

(1)Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).
(2)Primarily represents the utilization of established reserves, net of recoveries.