Form 10-Q
period 2025-03-31
TEREX CORP
filed 2025-05-02
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 65.6 million as of April 29, 2025.

The Exhibit Index begins on page 43.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2025 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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

•the imposition of new, postponed or increased international tariffs;
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
For the Quarterly Period Ended March 31, 2025

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2025	2024
Net sales	$1,229	$1,292
Cost of goods sold	(999)	(995)
Gross profit	230	297
Selling, general and administrative expenses	(161)	(139)
Operating profit	69	158
Other income (expense)
Interest income	2	4
Interest expense	(43)	(15)
Other income (expense) – net	(2)	(10)
Income (loss) before income taxes	26	137
(Provision for) benefit from income taxes	(5)	(28)
Net income (loss)	$21	$109

Earnings (loss) per share
Basic	$0.32	$1.62
Diluted	$0.31	$1.60
Weighted average number of shares outstanding in per share calculation
Basic	66.3	67.0
Diluted	66.9	67.9

Comprehensive income (loss)	$53	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	March 31, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$298	$388
Receivables (net of allowance of $10 and $9 at March 31, 2025 and December 31, 2024, respectively)	783	643
Inventories	1,204	1,147
Prepaid and other current assets	151	142
Total current assets	2,436	2,320
Non-current assets
Property, plant and equipment – net	720	714
Goodwill	1,086	1,093
Intangible assets – net	1,088	1,107
Other assets	510	496
Total assets	$5,840	$5,730

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	4	4
Trade accounts payable	668	580
Accrued compensation and benefits	117	117
Other current liabilities	364	372
Total current liabilities	1,153	1,073
Non-current liabilities
Long-term debt, less current portion	2,582	2,580
Other non-current liabilities	261	245
Total liabilities	3,996	3,898
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.5 and 85.1 shares at March 31, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	919	921
Retained earnings	1,974	1,964
Accumulated other comprehensive income (loss)	(350)	(382)
Less cost of shares of common stock in treasury – 20.0 and 19.4 shares at March 31, 2025 and December 31, 2024	(700)	(672)
Total stockholders’ equity	1,844	1,832
Total liabilities and stockholders’ equity	$5,840	$5,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832
Net income (loss)	—	—	—	21	—	—	21
Other comprehensive income (loss) – net of tax	—	—	—	—	32	—	32
Issuance of common stock related to compensation	0.4	—	22	—	—	—	22
Compensation under stock-based plans – net	0.2	—	(25)	—	—	6	(19)
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.8)	—	—	—	—	(33)	(33)
Other	—	—	1	—	—	(1)	—
Balance at March 31, 2025	65.5	$1	$919	$1,974	$(350)	$(700)	$1,844

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2023	66.1	$1	$906	$1,675	$(287)	$(623)	$1,672
Net income (loss)	—	—	—	109	—	—	109
Other comprehensive income (loss) – net of tax	—	—	—	—	(29)	—	(29)
Issuance of common stock related to compensation	0.5	—	24	—	—	—	24
Compensation under stock-based plans – net	—	—	(31)	—	—	1	(30)
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	—	—	—	—	—	(3)	(3)
Other	—	—	1	(1)	—		—
Balance at March 31, 2024	66.6	$1	$900	$1,772	$(316)	$(625)	$1,732

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income (loss)	$21	$109
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	39	15
Stock-based compensation expense	10	10
Inventory and other non-cash charges	2	18
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(134)	(145)
Inventories	(43)	(55)
Trade accounts payable	102	19
Other assets and liabilities	(19)	(4)
Foreign exchange and other operating activities, net	1	(1)
Net cash provided by (used in) operating activities	(21)	(34)
Investing Activities
Capital expenditures	(36)	(35)
Proceeds from sale of capital assets	2	—
Acquisitions, net of cash acquired, and investments	(2)	(2)
Other investing activities, net	10	1
Net cash provided by (used in) investing activities	(26)	(36)
Financing Activities
Repayments of debt	(61)	(28)
Proceeds from issuance of debt	61	127
Share repurchases	(32)	(3)
Dividends paid	(11)	(11)
Other financing activities, net	(7)	(14)
Net cash provided by (used in) financing activities	(50)	71
Effect of Exchange Rate Changes on Cash and Cash Equivalents	7	(7)
Net Increase (Decrease) in Cash and Cash Equivalents	(90)	(6)
Cash and Cash Equivalents at Beginning of Period	388	371
Cash and Cash Equivalents at End of Period	$298	$365

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2025 and for the three months ended March 31, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2024.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”). The Company consolidates all majority-owned and controlled subsidiaries, applies equity method of accounting for investments in which the Company is able to exercise significant influence and applies the cost method for investments which do not have readily determinable fair values. All intercompany balances, transactions and profits have been eliminated. Certain prior period amounts have been reclassified to conform with the 2025 presentation.

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

Accounting Standards to be Implemented. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company is currently evaluating the impact of this guidance on its disclosures to the consolidated financial statements.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $700 million and $560 million of trade accounts receivable at March 31, 2025 and December 31, 2024, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2024	$9
Provision for credit losses	1
Balance as of March 31, 2025	$10

Revenue Recognition. The Company estimated that $30 million and $20 million at March 31, 2025 and December 31, 2024, respectively, in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to contracts with multiple performance obligations and multi-year service agreements which are typically recognized as the performance obligation is satisfied. We expect to recognize approximately 56% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue through 2026, 20% in 2027, and 15% in 2028, with the remaining balance to be recognized in 2029 and thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in Other current liabilities and non-current contract liabilities are recorded in Other non-current liabilities in the Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The Company had no contract assets as of March 31, 2025 and December 31, 2024.

	March 31, 2025	December 31, 2024
Contract liabilities - current	$17	$20
Contract liabilities - non-current	19	16

Supplier Finance. The Company has supplier finance programs to pay third-party banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. Confirmed obligation amounts outstanding were $36 million and $25 million at March 31, 2025 and December 31, 2024, respectively. Confirmed obligation amounts outstanding were included in Trade accounts payable in the Company’s Condensed Consolidated Balance Sheet.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2024	$54
Accruals for warranties issued during the period	12
Changes in estimates	3
Settlements during the period	(14)
Foreign exchange effect/other	1
Balance as of March 31, 2025	$56

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

NOTE B – BUSINESS SEGMENT INFORMATION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. The Company designs, builds, and supports products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, and the entertainment industry. Terex provides lifecycle support to its customers through its global parts and services organization, and offers complementary digital solutions, designed to help customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. The Company’s products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. Terex engages with customers through all stages of the product life cycle, from initial specification to parts and service support.

The Company identifies its operating segments according to how business activities are managed and evaluated. Effective January 1, 2025, the Company reports its business in the following reportable segments: (i) Materials Processing (“MP”), (ii) Aerials and (iii) Environmental Solutions (“ES”). The Company’s Environmental Solutions Group (“ESG”) and Utilities operating segments share similar economic characteristics and are aggregated into one reportable segment, ES.

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

Aerials designs, manufactures, services and markets aerial work platform equipment and telehandlers as well as their related components and replacement parts. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for purposes within the entertainment industry, and for other commercial operations, as well as in a wide range of infrastructure projects.

ES designs, manufactures, services and markets waste, recycling and utility equipment and solutions, including refuse collection bodies, hydraulic cart lifters, automated carry cans, compaction, balers, recycling equipment, digger derricks, insulated aerial devices, self-propelled articulating insulated booms, and cameras with integrated smart technology, as well as related components and replacement parts, and waste hauler software solutions. Customers use these products in the solid waste and recycling industry, and for construction and maintenance of transmission and distribution lines, tree trimming, and foundation drilling applications.

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing experience to facilitate financial products and services to assist customers in the acquisition of the Company’s equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the three reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended March 31, 2025
	MP	Aerials	ES	Total
Net sales	$382	$450	$399	$1,231
Reconciliation of net sales
Corporate and Other / Eliminations				(2)
Consolidated net sales				1,229

Less: (1)
Cost of goods sold	301	390	311	1,002
Compensation expense	25	23	20	68
Other segment items (2)	20	35	12	67
Segment operating profit	$36	$2	$56	$94

Reconciliation of operating profit
Corporate and Other / Eliminations				(25)
Consolidated operating profit				$69
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, professional services, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development and communication & software expenses. Individually, each of these categories represents an insignificant amount.

	Three Months Ended March 31, 2024
	MP	Aerials	ES	Total
Net sales	$520	$623	$151	$1,294
Reconciliation of net sales
Corporate and Other / Eliminations				(2)
Consolidated net sales				1,292

Less: (1)
Cost of goods sold	398	479	122	999
Compensation expense	28	25	6	59
Other segment items (2)	22	27	8	57
Segment operating profit	$72	$92	$15	$179

Reconciliation of operating profit
Corporate and Other / Eliminations				(21)
Consolidated operating profit				$158
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, professional services, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development and communication & software expenses. Individually, each of these categories represents an insignificant amount.

	Three Months Ended March 31,
	2025	2024
Depreciation and amortization
MP	$5	$5
Aerials	6	6
ES	24	2
Corporate	4	2
Total	$39	$15
Capital expenditures
MP	$4	$13
Aerials	23	19
ES	7	1
Corporate	2	2
Total	$36	$35

	March 31, 2025	December 31, 2024
Identifiable assets
MP	$1,943	$1,885
Aerials	1,767	1,660
ES	2,823	2,806
Corporate and Other / Eliminations	(693)	(621)
Total	$5,840	$5,730

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2025
	MP	Aerials	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$171	$331	$396	$—	$898
Western Europe	95	67	—	—	162
Asia-Pacific	76	25	1	—	102
Rest of World (1)	40	27	2	(2)	67
Total (2)	$382	$450	$399	$(2)	$1,229
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $817 million for the three months ended March 31, 2025 attributable to the U.S., the Company’s country of domicile.

	Three Months Ended March 31, 2024
	MP	Aerials	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$236	$408	$148	$2	$794
Western Europe	136	126	—	—	262
Asia-Pacific	103	42	2	—	147
Rest of World (1)	45	47	1	(4)	89
Total (2)	$520	$623	$151	$(2)	$1,292
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $733 million for the three months ended March 31, 2024 attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended March 31, 2025
	MP	Aerials	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$386	$—	$—	$386
Materials Processing Equipment	237	—	—	—	237
Specialty Equipment	145	—	—	—	145
Utility Equipment	—	—	132	—	132
ESG Equipment	—	—	243	—	243
Other (1)	—	64	24	(2)	86
Total	$382	$450	$399	$(2)	$1,229
(1)     Includes other product types, intercompany sales and eliminations.

	Three Months Ended March 31, 2024
	MP	Aerials	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$—	$542	$—	$—	$542
Materials Processing Equipment	357	—	—	—	357
Specialty Equipment	163	—	—	—	163
Utility Equipment	—	—	151	—	151
ESG Equipment	—	—	—	—	—
Other (1)	—	81	—	(2)	79
Total	$520	$623	$151	$(2)	$1,292
(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended March 31, 2025, the Company recognized income tax expense of $5 million on income of $26 million, an effective tax rate of 20.3%, as compared to income tax expense of $28 million on income of $137 million, an effective tax rate of 20.5%, for the three months ended March 31, 2024. The lower effective tax rate for the three months ended March 31, 2025 when compared with the three months ended March 31, 2024 is primarily due to lower tax related to geographic distribution of income.

NOTE D – ACQUISITIONS

Environmental Solutions Group Acquisition

On October 8, 2024 (“Closing Date”), in accordance with the Transaction Agreement, dated as of July 21, 2024, as amended by the First Amendment to the Transaction Agreement, dated as of October 8, 2024 (and as may be further amended, the “TA”), by and between the Company and Dover Corporation (“Dover”), the Company completed its acquisition of the subsidiaries and assets that constitute ESG from Dover for a purchase price of $2,010 million in cash, subject to customary closing adjustments to be finalized after the Closing Date (the “Acquisition”). The Company financed the purchase price and related fees and expenses using the net proceeds from the 6.25% Senior Notes, new term loan borrowings under the New Term Facility and cash on hand. See Note J – “Long-Term Obligations” for definition of the New Term Facility and additional details on financing transactions.

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

Net Assets Acquired

The Company has applied purchase accounting to ESG and the results of the operations are included in the Company’s consolidated financial statements following the Closing Date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The net assets and liabilities of ESG were recorded at their estimated fair value using Level 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, future revenue growth, profitability, appropriate discount rates, attrition rates, royalty rates, growth rates and economic lives. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, certain tax positions require further analysis and were not yet final as of March 31, 2025. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition. The finalization of these items could impact the purchase price allocation.

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

October 8, 2024
Cash acquired	$11
Receivables, net	131
Inventory, net	106
Prepaid and other current assets	2
Property, plant & equipment	85
Goodwill	792
Identified intangibles subject to amortization	1,114
Other assets	7
Total assets acquired	$2,248

Trade accounts payable	118
Other current liabilities	82
Other non-current liabilities	48
Total liabilities assumed	$248
Net assets acquired	$2,000

During the first quarter of 2025, additional adjustments to fair value of inventory and intangibles were recorded. These adjustments do not have a material effect on our Condensed Consolidated Financial Statements. Terex anticipates that the net assets acquired may differ from the preliminary assessment outlined above upon completion of the fair value assessment. Any changes to the initial estimates of fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

In April 2025, the purchase price was finalized following a post-closing adjustment agreed upon with Dover, resulting in a $10 million reduction in both the purchase price and goodwill.

Goodwill of $792 million resulting from the acquisition was assigned to the ES segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce and expected synergies from the business combinations.

The following table summarizes the identifiable definite-lived intangible assets acquired (in millions):

	Weighted Average Life (in years)	Gross Carrying Amount
Definite-lived intangible assets:
Trade names	15	$141
Customer relationships	14	824
Technology	12	149
Total definite-lived intangible assets		$1,114

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

(in millions, except per share data)	Three Months Ended
March 31, 2024
Net sales	$1,502
Net income	$99
Basic earnings per share net income	$1.47
Diluted earnings per share net income	$1.45

NOTE E – EARNINGS PER SHARE

	Three Months Ended March 31,
	(in millions, except per share data)
	2025	2024
Net income (loss)	$21	$109
Basic:
Weighted average shares outstanding	66.3	67.0
Earnings (loss) per share	$0.32	$1.62
Diluted:
Basic weighted average shares outstanding	66.3	67.0
Effect of dilutive restricted stock	0.6	0.9
Diluted weighted average shares outstanding	66.9	67.9
Earnings (loss) per share	$0.31	$1.60

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.5 million and 0.3 million were outstanding during the three months ended March 31, 2025 and 2024, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2025	December 31, 2024
Finished equipment	$456	$406
Replacement parts	188	168
Work-in-process	126	121
Raw materials and supplies	434	452
Inventories	$1,204	$1,147

Inventory reserves were $82 million and $79 million at March 31, 2025 and December 31, 2024, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2025	December 31, 2024
Property	$78	$76
Plant	355	348
Equipment	612	587
Leasehold improvements	62	60
Construction in progress	100	111
Property, plant and equipment – gross	1,207	1,182
Less: Accumulated depreciation	(487)	(468)
Property, plant and equipment – net	$720	$714

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	MP	Aerials	ES	Total
Balance at December 31, 2024, gross	$214	$138	803	$1,155
Accumulated impairment	(23)	(39)	—	(62)
Balance at December 31, 2024, net	191	99	803	$1,093
Foreign exchange effect and other	3	1	(11)	(7)
Balance at March 31, 2025, gross	217	139	792	1,148
Accumulated impairment	(23)	(39)	—	(62)
Balance at March 31, 2025, net	$194	$100	$792	$1,086

Intangible assets, net were comprised of the following (in millions):

		March 31, 2025			December 31, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	12	$159	$(15)	$144	$159	$(12)	$147
Customer relationships	15	859	(58)	801	858	(44)	814
Trade names	14	152	(13)	139	152	(10)	142
Land use rights	80	4	(1)	3	4	(1)	3
Other	10	18	(17)	1	18	(17)	1
Total definite-lived intangible assets		$1,192	$(104)	$1,088	$1,191	$(84)	$1,107

	Three Months Ended March 31,
(in millions)	2025	2024
Aggregate Amortization Expense	$20	$1

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2025	$82
2026	81
2027	81
2028	81
2029	80

NOTE I – DERIVATIVE FINANCIAL INSTRUMENTS

The Company operates internationally, with manufacturing and sales facilities in various locations around the world. In the normal course of business, the Company uses derivatives to manage commodity, currency and interest rate exposures. For a derivative to qualify for hedge accounting treatment at inception and throughout the hedge period, the Company formally documents the nature and relationships between hedging instruments and hedged items, as well as its risk-management objectives and strategies for undertaking various hedge transactions, and methods of assessing hedge effectiveness. Additionally, for hedges of forecasted transactions, significant characteristics and expected terms of a forecasted transaction must be specifically identified and it must be probable that each forecasted transaction will occur. If it is deemed probable the forecasted transaction will not occur, then the gain or loss would be recognized in current earnings. Financial instruments qualifying for hedge accounting must maintain a specified level of effectiveness between the hedging instrument and the item being hedged. The Company does not engage in trading or other speculative use of financial instruments. The Company records all derivative contracts at fair value on a recurring basis.

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $5 million and $9 million at March 31, 2025 and December 31, 2024, respectively. Commodity swaps outstanding at March 31, 2025 mature on or before August 31, 2025. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $480 million and $466 million at March 31, 2025 and December 31, 2024, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at March 31, 2025 mature on or before May 30, 2025.

The Company had $205 million and $314 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at March 31, 2025 and December 31, 2024, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company had no foreign exchange contracts outstanding that were designated as cash flow hedging instruments at March 31, 2025 and December 31, 2024.

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		March 31, 2025		December 31, 2024
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Foreign exchange contracts	Other current assets	$—	$1	$—	$—
Cross currency swaps - net investment hedge	Other current assets	4	—	7	—
Cross currency swaps - net investment hedge	Other non-current assets	—	—	7	—
Commodity swaps	Other current liabilities	—	—	(1)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(19)	—	—	—
Net derivative asset (liability)		$(15)	$1	$13	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Income Statement Account	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Commodity swaps	$1	$(1)	Cost of goods sold	$(1)	$—
Cross currency swaps - net investment hedge	(14)	5	Selling, general and administrative expenses	—	—
Total	$(13)	$4	Total	$(1)	$—

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Income Statement Accounts in which effects of cash flow hedges are recorded	$(999)	$(995)	$(43)	$(15)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	(1)	—	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	1	1
Total	$(1)	$—	$1	$1

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended March 31,
Instrument	Income Statement Account	2025	2024
Foreign exchange contracts	Cost of goods sold	$1	$(1)
	Total	$1	$(1)

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of March 31, 2025, it is estimated that approximately $3 million of gains are expected to be reclassified into earnings in the next twelve months.

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

On October 8, 2024, the Company entered into an Incremental Assumption Agreement, Borrowing Subsidiary Agreement and Amendment No. 2 (the “Amendment No. 2”) to the Credit Agreement dated as of April 1, 2021 (the “Amended Credit Agreement”), with certain of its subsidiaries, the lenders and issuing banks party thereto and UBS AG as successor administrative agent and successor collateral agent.

The Amendment No. 2 (i) increased the size of the Company’s existing revolving credit facilities to $800 million and extended the maturity of the Company’s existing revolving credit facilities to expire on October 8, 2029 (the “New Revolving Credit Facilities”) and (ii) provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031 (the “New Term Facility”, together with the New Revolving Credit Facilities, the “New Credit Facilities”). In addition, the Amended Credit Agreement increased the size of the letter of credit facility. The Amended Credit Agreement provides for the issuance of letters of credit (the “L/C Facility”) of up to $500 million (the utilization of which would decrease availability under the New Revolving Credit Facilities) and permits the Company to have additional secured facilities for the issuance of letters of credit outside of the Amended Credit Agreement (the “Additional L/C Facility”) of up to $400 million (the utilization of which would not decrease availability under the New Revolving Credit Facilities). The aggregate amount of letters of credit which the Company may issue under the L/C Facility and the Additional L/C Facility may not at any time exceed $500 million, of which up to $400 million may be issued under the Additional L/C Facility. Borrowings under the New Term Facility initially bear interest at a per annum rate equal to Term SOFR, plus 2.00% subject to a stepdown of 0.25% based on achieving and maintaining a first lien net leverage ratio equal to or less than 0.50x.

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; paying dividends or making other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities requires the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of March 31, 2025.

The Company had no Revolver amounts outstanding at March 31, 2025 and December 31, 2024, respectively.

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

Letters of credit outstanding (in millions):

	March 31, 2025	December 31, 2024
$500 Million Facility	$—	$—
$400 Million Facility	56	47
Bilateral Arrangements	48	48
Total	$104	$95

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in long term debt in the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in long term debt in the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received, as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $19 million and $18 million are presented in long term debt in the Condensed Consolidated Balance Sheet as of March 31, 2025 and December 31, 2024, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of March 31, 2025, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600	0.95375	$572
6.25% Notes	750	0.97000	728
New Term Facility (net of discount)	1,244	1.00000	1,244

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

For credit guarantees outstanding as of March 31, 2025 and December 31, 2024, the maximum exposure determined was $69 million and $72 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $7 million at March 31, 2025 and December 31, 2024.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2025 and 2024. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2025					Three Months Ended March 31, 2024
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(338)	$7	$(3)	$(48)	$(382)	$(228)	$(5)	$(3)	$(51)	$(287)
Other comprehensive income (loss) before reclassifications	46	(14)	1	(3)	30	(34)	4	—	1	(29)
Amounts reclassified from AOCI	—	1	—	1	2	—	—	—	—	—
Net other comprehensive income (loss)	46	(13)	1	(2)	32	(34)	4	—	1	(29)
Ending balance	$(292)	$(6)	$(2)	$(50)	$(350)	$(262)	$(1)	$(3)	$(50)	$(316)

Stock-Based Compensation

During the three months ended March 31, 2025, the Company awarded 0.9 million shares of Restricted Stock to its employees with a weighted average fair value of $40.96 per share. Approximately 62% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 26% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 12% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

Fair value of time-based awards is based on the market price of our common stock at the date of grant approval. The fair value of performance-based awards, except for awards based on a market condition, is based on the market price of our common stock at the date of grant approval, except fair values are multiplied by the probability of achievement as of the period-end date. For awards based on a market condition, fair value is based on the Monte Carlo method at grant date. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The Company used the Monte Carlo method to determine grant date fair value of $42.06 per share for awards with a market condition granted on March 15, 2025.

The following table presents the weighted-average assumptions used in the valuations:

Grant date
March 15, 2025
Dividend yields	1.69%
Expected volatility	41.56%
Risk free interest rate	3.96%
Expected life (in years)	3

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

Three Months Ended March 31	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2025	798,723	$33
2024	46,337	$3

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter
2025	$0.17
2024	$0.17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. We design, build, and support products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, and the entertainment industry. We provide lifecycle support to our customers through our global parts and services organization, and offer complementary digital solutions, designed to help our customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) Materials Processing (“MP”), (ii) Aerials and (iii) Environmental Solutions (“ES”).

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring, tariffs, trade policies and other unusual items. Our 2025 outlook for EPS is a non-GAAP financial measure because it excludes unusual items. The Company is not able to reconcile these forward-looking non-GAAP financial measures to their most directly comparable forward-looking GAAP financial measures without unreasonable efforts because the Company is unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on the Company’s full-year 2025 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Receivables (net of allowance) plus Inventories, less Trade accounts payable, Customer advances and Short-term unearned revenue. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting ongoing operations of the business. Trailing three months annualized net sales is calculated using net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure we believe measures our resource use efficiency.

Non-GAAP measures also include Net Operating Profit After Tax (“NOPAT”) as adjusted, operating profit as adjusted, annualized effective tax rate as adjusted and stockholders’ equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Safety is a top priority, not only for our team members, but also our customers. All Terex team members contribute to our effort of continuing to provide products and services for our customers, while maintaining a safe working environment.

We continue to implement our updated Execute, Innovate and Grow strategy. We are evaluating our global footprint, focusing on opportunities to reduce fixed costs while improving operational performance, efficiency and flexibility. We have a new product development pipeline focused on maximizing return on investment for our customers and we are expanding our suite of digital solutions. We also continue to invest in robotics, automation, and digitizing workstreams to make our operations more efficient and flexible. Completing the ESG acquisition last year was a significant step forward. We expect organic growth in that business to continue, driven by demographics, product technology adoption, share gains, and further penetration of our digital solutions. Integrating ESG into Terex is on track, and we continue to expect to deliver at least $25 million in operational run-rate synergies by the end of 2026.

Our overall financial results in the first quarter exceeded our expectations due to strong execution by ESG. Net sales of $1.2 billion were 4.9% lower than the first quarter of 2024, as a 25% decline in organic business sales was partially offset by the addition of ESG. The organic business sales decline was in line with our expectation driven by continued channel adjustment coupled with timing of our backlog conversion. As we expected, our operating margins were impacted by the production cuts in Aerials and MP in the past two quarters that exceeded the revenue decline in the period. Those actions were necessary to manage inventory and rebalance supply with demand. Our current backlog of $2.6 billion is supportive of our outlook.

MP first quarter 2025 sales of $382 million was in line with our 2025 planning. We continue to see high fleet utilization rates in the United States. Quotation activity across our dealer network is positive with dealer stock levels declining albeit slowly. However, macro uncertainty and higher interest rates remain a headwind for rent to own conversions and the European market remains weak in particular for Aggregates and Cranes. Our Concrete business, led by Advance, delivered a solid first quarter with improved margins driven by new customers. MP’s backlog increased 33% sequentially and is in line with pre-covid norms. MP has returned to its traditional book-to-bill cadence supported by reliable lead times with backlog coverage of approximately three months.

Aerials first quarter 2025 sales of $450 million was consistent with our expectations. Approximately half of the revenue was generated in March, as our rental customers began to ramp up their deliveries heading into the seasonally higher construction period. That pattern is continuing into the second quarter. We continued to see strong Aerials book to bill in the quarter as our rental customers are executing their capex plans focused largely on fleet replacement.

Our ES segment had a strong quarter, generating approximately $400 million in sales which represented a third of our total Terex revenue in the first quarter. We produced and delivered more refuse collection vehicles in the first quarter than in any previous quarter in Heil’s history. ES backlog of $1.1 billion continues to demonstrate strong demand in both ESG and Terex Utilities.

In the first quarter of 2025, our largest market remained North America, which represented approximately 73% of our global sales. As compared to the prior year, sales were up in North America, driven by the ESG acquisition, and down in all other major geographies. Adding ESG made Terex a more US-centric company, which we believe is advantageous in the current geopolitical environment. Based on 2025 outlook, approximately 75% of our US machine sales is generated by products that we produce in our 11 manufacturing locations in the United States.

We continued to execute our capital allocation strategy as we made strategic investments in our businesses and we returned capital to shareholders. We continued to maintain ample liquidity and as of March 31, 2025, we had $1.1 billion in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

We are closely following the administration’s approach to international trade policy and the responses from countries around the world. The majority of the products we sell in the United States, we make in the United States which largely limits our exposure. Moreover, we initiated mitigation actions last year and in the first quarter of 2025 in anticipation of additional tariffs, leveraging our global capabilities to manage the impact. Like other industrial companies, we have a global supply base and are exposed to tariffs on imported material. A key element of our tariff mitigation plan was working closely with our global suppliers to absorb the added cost and forward-place inventory in the United States to buffer the impact of the new tariffs. In addition, we are leveraging the global sourcing capabilities we developed during the first Trump administration and the post-Covid supply chain crisis, to re-balance supply to more favorable sources, among other actions. As a global company with a significant footprint in the United States and around the world, we have optionality and are ready to take additional actions if needed. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from the imposition of new, postponed or increased international tariffs.

We continue to expect growth in 2025, anticipating net sales of $5.3 to $5.5 billion, as a result of the ESG acquisition more than offsetting year-over-year declines in organic sales. We are maintaining our full-year earnings per share outlook of $4.70 and $5.10 on lower organic operating profit, partially offset by ESG accretion. Our outlook assumes easing of recently announced tariffs. It is important to realize we are operating in a complex environment with many macroeconomic variables and geopolitical uncertainties, so results could change, negatively or positively.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Operating profit by one minus the annualized effective tax rate, as adjusted. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

In the calculation of ROIC, we adjust operating profit, annualized effective tax rate, and stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business excluding the impact of unusual items as shown in the tables below. Our management and Board of Directors (“Board”) use ROIC as one measure to assess operational performance, which is also included in certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at March 31, 2025 was 15.0%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Mar '25	Dec '24	Sep '24	Jun '24	Mar '24
Annualized effective tax rate as adjusted(1)	17.5%	15.6%	15.6%	15.6%
Operating profit as adjusted	$111	$97	$127	$196
Multiplied by: 1 minus annualized effective tax rate as adjusted	82.5%	84.4%	84.4%	84.4%
Net operating income (loss) after tax as adjusted	$92	$82	$107	$165
Debt	$2,586	$2,584	$628	$666	$724
Less: Cash and cash equivalents	(298)	(388)	(352)	(319)	(365)
Debt less Cash and cash equivalents	2,288	2,196	276	347	359
Stockholders’ equity as adjusted	1,957	1,908	1,984	1,839	1,742
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$4,245	$4,104	$2,260	$2,186	$2,101

(1) The annualized effective tax rate as adjusted for each 2024 period represents the adjusted full-year 2024 effective tax rate.

March 31, 2025 ROIC	15.0%
NOPAT as adjusted (last 4 quarters)	$446
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$2,979

	Three months ended 3/31/2025	Three months ended 12/31/2024	Three months ended 9/30/2024	Three months ended 6/30/2024
Reconciliation of operating profit:
Operating profit as reported	$69	$53	$122	$193
Adjustments:
Accelerated vesting / severance	5	4	5	3
Purchase price accounting	21	38	—	—
Deal related	5	2	—	—
Litigation related	10	—	—	—
Tariff related	1	—	—	—
Operating profit as adjusted	$111	$97	$127	$196

	As of 3/31/2025	As of 12/31/2024	As of 9/30/2024	As of 6/30/2024	As of 3/31/2024
Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$1,844	$1,832	$1,957	$1,824	$1,732
Effects of adjustments, net of tax:
Accelerated vesting / severance	19	14	11	6	4
Purchase price accounting	50	32	—	—	—
Deal related	21	16	2	2	—
Litigation related	8	—	—	—	—
Mark-to-market	15	14	14	7	6
Stockholders’ equity as adjusted	$1,957	$1,908	$1,984	$1,839	$1,742

Three Months Ended March 31, 2025	Income (loss) before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$26	$(5)	20.3%
Effect of adjustments:
Accelerated vesting / severance	5	(1)
Purchase price accounting	21	(5)
Deal related	6	(1)
Mark-to-Market	1	(1)
Litigation related	10	(2)
Tariff related	1	—
Tax related to full-year effective tax rate expectation	—	1
Tax related to Swiss deferred tax asset	—	2
As adjusted	$70	$(12)	17.5%

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared with Three Months Ended March 31, 2024

Consolidated

	Three Months Ended March 31,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,229	—	$1,292	—	(4.9)%
Gross profit	230	18.7%	297	23.0%	(22.6)%
SG&A expenses	161	13.1%	139	10.8%	15.8%
Operating profit	69	5.6%	158	12.2%	(56.3)%

Net sales for the three months ended March 31, 2025 decreased $63 million when compared to the same period in 2024, primarily due to lower end-market demand across most geographies within MP and Aerials, partially offset by sales generated from the recently acquired ESG business.

Gross profit for the three months ended March 31, 2025 decreased $67 million when compared to the same period in 2024, primarily due to the impact of lower sales volume and unfavorable absorption due to lower production volumes and mix within MP, partially offset by strong performance in our ESG business.

SG&A expenses for the three months ended March 31, 2025 increased $22 million when compared to the same period in 2024, primarily due to a one-time litigation related charge, additional compensation cost related to the recently acquired ESG business and higher severance costs, partially offset by lower compensation cost within MP and Aerials.

Operating profit for the three months ended March 31, 2025 decreased $89 million when compared to the same period in 2024, primarily due to the impact of lower sales volume, production adjustment, unfavorable mix within MP and higher severance costs, partially offset by strong performance in our ESG business and cost reduction actions within MP and Aerials.

Materials Processing

	Three Months Ended March 31,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$382	—	$520	—	(26.5)%
Operating profit	36	9.4%	72	13.9%	(50.0)%

Net sales for the three months ended March 31, 2025 decreased $138 million when compared to the same period in 2024, primarily due to lower channel requirements and end-market demand across most product lines and geographies.

Operating profit for the three months ended March 31, 2025 decreased $36 million when compared to the same period in 2024, primarily due to lower sales volume, unfavorable mix and higher severance costs, partially offset by cost reduction actions.

Aerials

	Three Months Ended March 31,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$450	—	$623	—	(27.8)%
Operating profit	2	0.4%	92	14.8%	(97.8)%

Net sales for the three months ended March 31, 2025 decreased $173 million when compared to the same period in 2024, primarily due to a return to a more customary seasonal delivery pattern and the timing of our customers' expected equipment replacement schedule.

Operating profit for the three months ended March 31, 2025 decreased $90 million when compared to the same period in 2024, primarily due to lower sales volume, unfavorable absorption due to lower production volumes, and a one-time litigation related charge, partially offset by cost reduction actions.

Environmental Solutions

	Three Months Ended March 31,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	399	—	151	—	164.2%
Operating profit	56	14.0%	15	10.1%	273.3%

Net sales for the three months ended March 31, 2025 increased $248 million when compared to the same period in 2024, primarily due to sales generated by the recently acquired ESG business. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding acquisition of ESG.

Operating profit for the three months ended March 31, 2025 increased $41 million when compared to the same period in 2024, primarily due to operating profit generated by the recently acquired ESG business. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding acquisition of ESG.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(2)	—	$(2)	—	—%
Operating profit (loss)	(25)	*	(21)	*	(19.0)%
* Not a meaningful percentage

Operating loss for the three months ended March 31, 2025 increased $4 million when compared to the same period in 2024. The increase in operating loss is primarily due to lower sales before intercompany elimination.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three months ended March 31, 2025 and 2024 was $41 million and $11 million, respectively. The increase in expense is primarily due to the issuance of additional debt in the fourth quarter of 2024 to finance the ESG acquisition.

Other Income (Expense) – Net

Other income (expense) – net was an expense of $2 million and $10 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in expense is primarily due to lower mark-to-market losses recorded on equity investments, and the favorable impact of changes in foreign exchange rates.

Income Taxes

During the three months ended March 31, 2025, we recognized income tax expense of $5 million on income of $26 million, an effective tax rate of 20.3%, as compared to income tax expense of $28 million on income of $137 million, an effective tax rate of 20.5%, for the three months ended March 31, 2024. The lower effective tax rate for the three months ended March 31, 2025 when compared with the three months ended March 31, 2024 is primarily due to lower tax related to geographic distribution of income.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation, many of which were effective in 2024 subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. In addition, the OECD continues to issue guidance on this matter including the technical documents released on January 15, 2025. Among this release, the OECD issued Administrative Guidance on the application of the Global Anti-Base Erosion (GloBE) Model Rules. While the Company has determined the impact of enacted Pillar Two legislation on its financial statements is not material, the Company will continue to evaluate the financial statement impacts as additional Pillar Two rules are enacted and OECD guidance is issued, including the documents recently released.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At March 31, 2025, we had cash and cash equivalents of $298 million and undrawn availability under our revolving line of credit of $800 million, giving us total liquidity of approximately $1,098 million. During the three months ended March 31, 2025, our liquidity decreased by approximately $90 million from December 31, 2024 primarily due to cash used in capital expenditures, share repurchases, dividends and operating activities.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2029. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 and Part II Item 1A – “Risk Factors” of this Quarterly Report for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

Our ability to generate cash from operations is subject to numerous factors, including the following:

•The duration and depth of the global economic volatility resulting from tariffs, trade war, geopolitical uncertainty, inflationary pressures, foreign exchange rate volatility and high interest rates.
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
•Sales of our products are subject to general economic conditions, tariffs, weather, competition, translation effect of foreign currency exchange rate changes, and other factors that in many cases are outside our direct control. For example, during periods of economic uncertainty, our customers have delayed purchasing decisions, which in turn reduces cash generated from operations.
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

We had free cash flow use of $55 million for the three months ended March 31, 2025. The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Three Months Ended 3/31/2025
Net cash provided by (used in) operating activities	$(21)
Capital expenditures, net of proceeds from sale of capital assets	(34)
Free cash flow (use)	$(55)

Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2025, we sold, without material recourse, approximately $132 million of trade accounts receivable to enhance liquidity.

Working capital as a percent of trailing three month annualized net sales was 26.0% at March 31, 2025. The following tables show the calculation of our working capital and trailing three months annualized sales as of March 31, 2025 (in millions):

Three Months Ended March 31, 2025
Net sales	$1,229
x	4
Trailing three month annualized net sales	$4,916

As of March 31, 2025
Inventories	$1,204
Receivables	783
Trade accounts payable	(668)
Customer advances and Short-term unearned revenue	(39)
Working capital	$1,280

We remain focused on the use of Terex Financial Services to drive incremental sales by facilitating customer financing solutions in key markets.

During the three months ended March 31, 2025, we repurchased 758,843 shares of common stock for $32 million leaving approximately $54 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in the first quarter of 2025, which was paid to our stockholders.

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

Cash Flows

Cash used in operations was $21 million and $34 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in cash used in operations was primarily driven by changes in working capital, partially offset by lower operating profitability.

Cash used in investing activities was $26 million and $36 million for the three months ended March 31, 2025 and 2024, respectively. The decrease in cash used in investing activities relates primarily to proceeds from settlement of net investment hedges.

Cash used in financing activities was $50 million for the three months ended March 31, 2025, compared to cash provided by financing activities of $71 million for the three months ended March 31, 2024. The increase in cash used in financing activities was primarily due to lower borrowings and higher share repurchases.

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

At March 31, 2025, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a strengthening or weakening of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the three months ended March 31, 2025 would have had approximately a $4 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended March 31, 2025.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At March 31, 2025, 48% of our debt was floating rate debt and the weighted average interest rate of our total debt was 5.59%.

At March 31, 2025, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at March 31, 2025 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The overall continuity of material supply into our manufacturing operations has been stable in the first quarter of 2025. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components have continued while the cost of U.S. steel has increased throughout the first quarter of 2025 driven by restocking demand and the announced reset of Section 232 tariffs on steel. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Tariffs on certain foreign origin goods continue to put pressure on input costs. We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K and Part II Item 1A – “Risk Factors” of this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of March 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The risk factor entitled “The imposition of new, postponed or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations.” updates and replaces the prior risk factor entitled “The imposition of new or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations.” We have also updated the risk factors entitled “Our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve.” and “We are exposed to political, economic and other risks that arise from operating a multinational business.” There have been no other material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024.

The imposition of new, postponed or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations.

Rising international tariffs could materially and adversely affect our business and results of operations. The U.S. government has continued to impose more tariffs on certain foreign goods from an increasing number of countries and regions that it perceives as engaging in unfair trade practices. Foreign governments have imposed, and may continue to impose, retaliatory tariffs on goods that their countries import from the U.S. Such changes can make it difficult or costly for us to do business in, or import our products from, such countries. For example, tariffs on certain Chinese origin goods impact the cost of material and machines we import directly from our manufacturing operations in China, as well as the cost of material and components imported on our behalf by suppliers. The indirect impact of inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import outside of the U.S., leads to higher input costs and potentially lower margins on certain products we sell. In addition, increasing tariffs imposed by the Chinese government on U.S. imports, and the potential imposition of tariffs by other countries on U.S. imports, have made the cost of some of our products more expensive for our non-U.S. customers and such costs could further increase.

We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. However, the end of certain tariff exclusions, and the increasing amount of new and proposed tariffs, could further destabilize global trade and economic conditions in many of the regions where we do business. Modifying our business operations to continuously adapt to or comply with rapidly evolving tariffs may be time-consuming and costly. If we become unable to recover a substantial portion of any tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, it could materially and adversely affect our business, financial condition and results of operations.

Our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve.

Demand for our products is affected by the general strength of the economies in which we sell our products, customers’ perceptions concerning the timing of economic cycles, customers’ replacement or repair cycles, prevailing interest rates, residential and non-residential construction spending, government spending priorities, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. The last several years have been marked by geopolitical instability, including the conflict between Russia and Ukraine as well as Israel and Hamas, social concerns, supply chain and freight constraints, a pandemic, labor shortages and wage increases, high inflation, high interest rates, foreign currency exchange volatility, recessions, tariffs and potential international trade wars, all of which have increased ongoing economic uncertainty and instability in the global markets. This instability can make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Some of our customers also depend substantially on government funding of highway construction, maintenance and other infrastructure projects. Policies of governments attempting to address local deficit or structural economic issues could have a material impact on our customers and markets. There is an expectation of significant infrastructure and government spending, including in relation to the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

Recent channel adjustments reflect macro uncertainty, high interest rates, geopolitical uncertainties, and shorter delivery lead times. We cannot provide any assurance that there will not be continued, increased global economic weakness and recessions based on the above uncertainties or other factors. Additionally, changes in trade agreements, the continued imposition of tariffs by the United States, retaliatory tariffs by other countries and any resulting escalation of trade tensions, including a trade war, could have a significant adverse effect on world trade and the world economy. If economic conditions in the U.S., Europe and other key markets weaken, we may experience further negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments.

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

As a global manufacturer, quotas, duties, tariffs and the possibility of an escalation or further developments of current trade conflicts could continue to negatively impact global trade and economic conditions in many of the regions where we do business. See the Risk Factor entitled “The imposition of new, proposed or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations” for additional details.

The Coalition of American Manufacturers of Mobile Access Equipment, an alliance of mobile access equipment producers in the U.S. of which we are a member, pursued anti-dumping and countervailing cases against unfairly traded Chinese imports of mobile access equipment. The U.S. Department of Commerce has issued countervailing and anti-dumping duty rates on mobile access equipment from China. If these duties are not enough to offset the subsidies provided by the Chinese government to Chinese mobile access equipment manufacturers and/or if the duties are modified as a result of any appeal process, we may continue to operate at a disadvantage to Chinese manufacturers. This could result in reduced demand for our products in the U.S. and have an adverse effect on our business or results of operations. Similarly, following an official complaint by several of our EU competitors, the European Commission recently concluded an anti-dumping investigation into mobile access equipment imported from China and is currently conducting a parallel anti-subsidy investigation that is expected to conclude later this year. As a result of the anti-dumping investigation, the European Commission imposed a range of anti-dumping duties on manufacturers who produce equipment in China, with most of the highest duties assigned to Chinese owned competitors. If anti-dumping and anti-subsidy duties are not enough to offset any subsidies provided by the Chinese government to Chinese manufacturers and/or if their duties are modified as a result of any appeal process, it could result in reduced demand for our products in the E.U. and have an adverse effect on our business or results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2025 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2025 - January 31, 2025	150,825	$44.91	149,821	$78,986
February 1, 2025 - February 28, 2025	206,293	$43.84	205,023	$69,998
March 1, 2025 - March 31, 2025	408,057	$39.58	403,999	$54,010
Total	765,175	$41.78	758,843	$54,010

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board of Directors authorized the repurchase up to $150 million of our outstanding shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit
10.1	Employment Letter from Terex Corporation signed by Jennifer Kong-Picarello on November 18, 2024. *, ***

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document. *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document. *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document. *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document. *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document. *

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Exhibit filed with this document.
**	Exhibit furnished with this document.
***	Denotes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TEREX CORPORATION
(Registrant)

Date:	May 2, 2025	/s/ Jennifer Kong-Picarello
Jennifer Kong-Picarello
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 2, 2025	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)