Form 10-Q
period 2025-06-30
TEREX CORP
filed 2025-07-31
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 65.6 million as of July 28, 2025.

The Exhibit Index begins on page 48.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2025 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended June 30, 2025

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$1,487	$1,382	$2,716	$2,674
Cost of goods sold	(1,196)	(1,053)	(2,195)	(2,048)
Gross profit	291	329	521	626
Selling, general and administrative expenses	(162)	(136)	(323)	(275)
Operating profit	129	193	198	351
Other income (expense)
Interest income	2	2	4	6
Interest expense	(44)	(15)	(87)	(30)
Other income (expense) – net	2	(6)	—	(16)
Income (loss) before income taxes	89	174	115	311
(Provision for) benefit from income taxes	(17)	(33)	(22)	(62)
Net income (loss)	$72	$141	$93	$249

Earnings (loss) per share
Basic	$1.10	$2.09	$1.41	$3.71
Diluted	$1.09	$2.08	$1.40	$3.68
Weighted average number of shares outstanding in per share calculation
Basic	65.6	67.2	66.0	67.1
Diluted	65.9	67.7	66.5	67.8

Comprehensive income (loss)	$146	$114	$199	$193

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	June 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$374	$388
Receivables (net of allowance of $10 and $9 at June 30, 2025 and December 31, 2024, respectively)	904	643
Inventories	1,255	1,147
Prepaid and other current assets	151	142
Total current assets	2,684	2,320
Non-current assets
Property, plant and equipment – net	742	714
Goodwill	1,102	1,093
Intangible assets – net	1,068	1,107
Other assets	556	496
Total assets	$6,152	$5,730

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	10	4
Trade accounts payable	766	580
Accrued compensation and benefits	120	117
Other current liabilities	397	372
Total current liabilities	1,293	1,073
Non-current liabilities
Long-term debt, less current portion	2,583	2,580
Other non-current liabilities	311	245
Total liabilities	4,187	3,898
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.5 and 85.1 shares at June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	927	921
Retained earnings	2,035	1,964
Accumulated other comprehensive income (loss)	(276)	(382)
Less cost of shares of common stock in treasury – 20.6 and 19.4 shares at June 30, 2025 and December 31, 2024	(722)	(672)
Total stockholders’ equity	1,965	1,832
Total liabilities and stockholders’ equity	$6,152	$5,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832
Net income (loss)	—	—	—	21	—	—	21
Other comprehensive income (loss) – net of tax	—	—	—	—	32	—	32
Issuance of common stock related to compensation	0.4	—	22	—	—	—	22
Compensation under stock-based plans – net	0.2	—	(25)	—	—	6	(19)
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.8)	—	—	—	—	(33)	(33)
Other	—	—	1	—	—	(1)	—
Balance at March 31, 2025	65.5	$1	$919	$1,974	$(350)	$(700)	$1,844
Net income (loss)	—	—	—	72	—	—	72
Other comprehensive income (loss) – net of tax	—	—	—	—	74	—	74
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	7	—	—	—	7
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.6)	—	—	—	—	(22)	(22)
Balance at June 30, 2025	64.9	$1	$927	$2,035	$(276)	$(722)	$1,965

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2023	66.1	$1	$906	$1,675	$(287)	$(623)	$1,672
Net income (loss)	—	—	—	109	—	—	109
Other comprehensive income (loss) – net of tax	—	—	—	—	(29)	—	(29)
Issuance of common stock related to compensation	0.5	—	24	—	—	—	24
Compensation under stock-based plans – net	—	—	(31)	—	—	1	(30)
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	—	—	—	—	—	(3)	(3)
Other	—	—	1	(1)	—	—	—
Balance at March 31, 2024	66.6	$1	$900	$1,772	$(316)	$(625)	$1,732
Net income (loss)	—	—	—	141	—	—	141
Other comprehensive income (loss) – net of tax	—	—	—	—	(27)	—	(27)
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	8	—	—	—	8
Dividends	—	—	—	(12)	—	—	(12)
Acquisition of treasury stock	(0.3)	—	—	—	—	(19)	(19)
Balance at June 30, 2024	66.3	$1	$909	$1,901	$(343)	$(644)	$1,824

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income (loss)	$93	$249
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	79	30
Stock-based compensation expense	18	18
Inventory and other non-cash charges	—	25
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(236)	(184)
Inventories	(59)	(86)
Trade accounts payable	184	26
Other assets and liabilities	—	(43)
Foreign exchange and other operating activities, net	2	(2)
Net cash provided by (used in) operating activities	81	33
Investing Activities
Capital expenditures	(60)	(59)
Other investing activities, net	22	7
Net cash provided by (used in) investing activities	(38)	(52)
Financing Activities
Repayments of debt	(84)	(91)
Proceeds from issuance of debt	87	131
Share repurchases	(55)	(21)
Dividends paid	(22)	(23)
Other financing activities, net	(10)	(19)
Net cash provided by (used in) financing activities	(84)	(23)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	27	(10)
Net Increase (Decrease) in Cash and Cash Equivalents	(14)	(52)
Cash and Cash Equivalents at Beginning of Period	388	371
Cash and Cash Equivalents at End of Period	$374	$319

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2025 and for the three and six months ended June 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2024.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $811 million and $560 million of trade accounts receivable at June 30, 2025 and December 31, 2024, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2024	$9
Provision for credit losses	1
Balance as of June 30, 2025	$10

Revenue Recognition. The Company estimated that $31 million and $20 million at June 30, 2025 and December 31, 2024, respectively, in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to contracts with multiple performance obligations and multi-year service agreements which are typically recognized as the performance obligation is satisfied. We expect to recognize approximately 51% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue through 2026, 24% in 2027, and 15% in 2028, with the remaining balance to be recognized in 2029 and thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in Other current liabilities and non-current contract liabilities are recorded in Other non-current liabilities in the Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The Company had no contract assets as of June 30, 2025 and December 31, 2024.

	June 30, 2025	December 31, 2024
Contract liabilities - current	$17	$20
Contract liabilities - non-current	19	16

Supplier Finance. The Company has supplier finance programs to pay third-party banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. Confirmed obligation amounts outstanding were $33 million and $25 million at June 30, 2025 and December 31, 2024, respectively. Confirmed obligation amounts outstanding were included in Trade accounts payable in the Company’s Condensed Consolidated Balance Sheet.

Guarantees. The Company issues guarantees to financial institutions related to the financing of equipment purchases by customers. The expectation of losses or non-performance is evaluated based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Reserves are recorded for expected loss over the contractual period of risk exposure. See Note K – “Litigation and Contingencies” for additional information regarding guarantees issued to financial institutions.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2024	$54
Accruals for warranties issued during the period	25
Changes in estimates	6
Settlements during the period	(30)
Foreign exchange effect/other	2
Balance as of June 30, 2025	$57

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

The Company identifies its operating segments according to how business activities are managed and evaluated. Effective January 1, 2025, the Company reports its business in the following reportable segments: (i) Aerials, (ii) Materials Processing (“MP”) and (iii) Environmental Solutions (“ES”). The Company’s Environmental Solutions Group (“ESG”) and Utilities operating segments share similar economic characteristics and are aggregated into one reportable segment, ES.

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

Corporate and Other also includes eliminations among the three reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended June 30, 2025
	Aerials	MP	ES	Total
Net sales	$607	$454	$430	$1,491
Reconciliation of net sales
Corporate and Other / Eliminations				(4)
Consolidated net sales				1,487

Less: (1)
Cost of goods sold	512	354	331	$1,197
Compensation expense	25	26	20	71
Other segment items (2)	24	25	18	67
Segment operating profit	$46	$49	$61	$156

Reconciliation of operating profit
Corporate and Other / Eliminations				(27)
Consolidated operating profit				$129
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, professional services, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development, communication & software, staff amenities, and finance expenses. Individually, each of these categories represents an insignificant amount.

	Six Months Ended June 30, 2025
	Aerials	MP	ES	Total
Net sales	$1,057	$836	$829	$2,722
Reconciliation of net sales
Corporate and Other / Eliminations				(6)
Consolidated net sales				2,716

Less: (1)
Cost of goods sold	901	655	642	2,198
Compensation expense	48	52	40	140
Other segment items (2)	59	44	30	133
Segment operating profit	$49	$85	$117	$251

Reconciliation of operating profit
Corporate and Other / Eliminations				(53)
Consolidated operating profit				$198
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, professional services, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development, communication & software, staff amenities, and finance expenses. Individually, each of these categories represents an insignificant amount.

	Three Months Ended June 30, 2024
	Aerials	MP	ES	Total
Net sales	$732	$499	$152	$1,383
Reconciliation of net sales
Corporate and Other / Eliminations				(1)
Consolidated net sales				1,382

Less: (1)
Cost of goods sold	564	372	121	1,057
Compensation expense	25	28	6	59
Other segment items (2)	28	22	6	56
Segment operating profit	$115	$77	$19	$211

Reconciliation of operating profit
Corporate and Other / Eliminations				(18)
Consolidated operating profit				$193
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, professional services, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development, communication & software, staff amenities, and finance expenses. Individually, each of these categories represents an insignificant amount.

	Six Months Ended June 30, 2024
	Aerials	MP	ES	Total
Net sales	$1,355	$1,019	$303	$2,677
Reconciliation of net sales
Corporate and Other / Eliminations				(3)
Consolidated net sales				2,674

Less: (1)
Cost of goods sold	1,042	769	244	2,055
Compensation expense	50	56	12	118
Other segment items (2)	56	45	13	114
Segment operating profit	$207	$149	$34	$390

Reconciliation of operating profit
Corporate and Other / Eliminations				(39)
Consolidated operating profit				$351
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(2) Other segment items includes corporate management charges, professional services, travel & entertainment, depreciation & amortization, property & utilities, selling & marketing, research & development, communication & software, staff amenities, and finance expenses. Individually, each of these categories represents an insignificant amount.

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Depreciation and amortization
Aerials	$6	$6	$13	$13
MP	5	5	10	9
ES	24	2	48	4
Corporate	4	2	7	4
Total	$39	$15	$78	$30
Capital expenditures
Aerials	$7	$11	$30	$29
MP	4	7	8	20
ES	8	1	15	3
Corporate	5	5	7	7
Total	$24	$24	$60	$59

	June 30, 2025	December 31, 2024
Identifiable assets
Aerials	$1,933	$1,660
MP	2,027	1,885
ES	2,839	2,806
Corporate and Other / Eliminations	(647)	(621)
Total	$6,152	$5,730

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$458	$201	$426	$2	$1,087
Western Europe	87	128	—	—	215
Asia-Pacific	29	80	1	—	110
Rest of World (1)	33	45	3	(6)	75
Total (2)	$607	$454	$430	$(4)	$1,487
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $992 million for the three months ended June 30, 2025 attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$789	$372	$822	$2	$1,985
Western Europe	154	223	—	—	377
Asia-Pacific	54	156	2	—	212
Rest of World (1)	60	85	5	(8)	142
Total (2)	$1,057	$836	$829	$(6)	$2,716
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $1,809 million for the six months ended June 30, 2025 attributable to the U.S., the Company’s country of domicile.

	Three Months Ended June 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$501	$242	$149	$1	$893
Western Europe	132	116	—	—	248
Asia-Pacific	50	88	2	1	141
Rest of World (1)	49	53	1	(3)	100
Total (2)	$732	$499	$152	$(1)	$1,382
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $810 million for the three months ended June 30, 2024 attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$909	$478	$297	$3	$1,687
Western Europe	257	252	—	—	509
Asia-Pacific	91	192	4	1	288
Rest of World (1)	98	97	2	(7)	190
Total (2)	$1,355	$1,019	$303	$(3)	$2,674

(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $1,542 million for the six months ended June 30, 2024 attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended June 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$499	$—	$—	$1	$500
Materials Processing Equipment	—	281	—	—	281
Specialty Equipment	—	173	—	—	173
Utility Equipment	—	—	157	—	157
ESG Equipment	—	—	247	—	247
Other (1)	108	—	26	(5)	129
Total	$607	$454	$430	$(4)	$1,487
(1)     Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$886	$—	$—	$1	$887
Materials Processing Equipment	—	518	—	—	518
Specialty Equipment	—	317	—	—	317
Utility Equipment	—	—	289	—	289
ESG Equipment	—	—	490	—	490
Other (1)	171	1	50	(7)	215
Total	$1,057	$836	$829	$(6)	$2,716
(1)     Includes other product types, intercompany sales and eliminations.

	Three Months Ended June 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$625	$—	$—	$—	$625
Materials Processing Equipment	—	331	—	—	331
Specialty Equipment	—	168	—	—	168
Utility Equipment	—	—	151	—	151
Other (1)	107	—	1	(1)	107
Total	$732	$499	$152	$(1)	$1,382
(1)     Includes other product types, intercompany sales and eliminations.

	Six Months Ended June 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,167	$—	$—	$1	1,168
Materials Processing Equipment	—	688	—	—	688
Specialty Equipment	—	330	—	—	330
Utility Equipment	—	—	301	—	301
Other (1)	188	1	2	(4)	187
Total	$1,355	$1,019	$303	$(3)	$2,674
(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended June 30, 2025, the Company recognized income tax expense of $17 million on income of $89 million, an effective tax rate of 18.5%, as compared to income tax expense of $33 million on income of $174 million, an effective tax rate of 19.2%, for the three months ended June 30, 2024. The lower effective tax rate for the three months ended June 30, 2025 when compared with the three months ended June 30, 2024 is primarily due to an increase in favorable discrete items.

During the six months ended June 30, 2025, the Company recognized income tax expense of $22 million on income of $115 million, an effective tax rate of 18.9%, as compared to income tax expense of $62 million on income of $311 million, an effective tax rate of 19.8%, for the six months ended June 30, 2024. The lower effective tax rate for the six months ended June 30, 2025 when compared with the six months ended June 30, 2024 is primarily due to an increase in favorable discrete items.

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

Net Assets Acquired

The Company has applied purchase accounting to ESG and the results of the operations are included in the Company’s consolidated financial statements following the Closing Date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The net assets and liabilities of ESG were recorded at their estimated fair value using Level 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, future revenue growth, profitability, appropriate discount rates, attrition rates, royalty rates, growth rates and economic lives. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, certain tax positions require further analysis and were not yet final as of June 30, 2025. Accordingly, these preliminary estimates are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the acquisition. The finalization of these items could impact the purchase price allocation.

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

October 8, 2024
Cash acquired	$11
Receivables, net	131
Inventory, net	106
Prepaid and other current assets	2
Property, plant & equipment	85
Goodwill	797
Identified intangibles subject to amortization	1,114
Other assets	7
Total assets acquired	$2,253

Trade accounts payable	118
Other current liabilities	87
Other non-current liabilities	48
Total liabilities assumed	$253
Net assets acquired	$2,000

In the first half of 2025, additional adjustments to fair value of inventory, intangibles and other current liabilities were recorded. These adjustments do not have a material effect on our Condensed Consolidated Financial Statements. Terex anticipates that the net assets acquired may differ from the preliminary assessment outlined above upon completion of the fair value assessment. Any changes to the initial estimates of fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

In April 2025, the purchase price was finalized following a post-closing adjustment agreed upon with Dover, resulting in a $10 million reduction to both the purchase price and goodwill.

Goodwill of $797 million resulting from the acquisition was assigned to the ES segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce and expected synergies from the business combinations.

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

(in millions, except per share data)	Three Months Ended	Six Months Ended
	June 30, 2024	June 30, 2024
Net sales	$1,611	$3,113
Net income	135	234
Basic earnings per share net income	2.01	3.49
Diluted earnings per share net income	1.99	3.45

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net income (loss)	$72	$141	$93	$249
Basic:
Weighted average shares outstanding	65.6	67.2	66.0	67.1
Earnings (loss) per share	$1.10	$2.09	$1.41	$3.71
Diluted:
Basic weighted average shares outstanding	65.6	67.2	66.0	67.1
Effect of dilutive restricted stock	0.3	0.5	0.5	0.7
Diluted weighted average shares outstanding	65.9	67.7	66.5	67.8
Earnings (loss) per share	$1.09	$2.08	$1.40	$3.68

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.4 million and 0.1 million were outstanding during the three months ended June 30, 2025 and 2024, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock of approximately 0.5 million and 0.1 million were outstanding during the six months ended June 30, 2025 and 2024, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2025	December 31, 2024
Finished equipment	$478	$406
Replacement parts	202	168
Work-in-process	125	121
Raw materials and supplies	450	452
Inventories	$1,255	$1,147

Inventory reserves were $92 million and $79 million at June 30, 2025 and December 31, 2024, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2025	December 31, 2024
Property	$82	$76
Plant	358	348
Equipment	636	587
Leasehold improvements	63	60
Construction in progress	112	111
Property, plant and equipment – gross	1,251	1,182
Less: Accumulated depreciation	(509)	(468)
Property, plant and equipment – net	$742	$714

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerials	MP	ES	Total
Balance at December 31, 2024, gross	$138	$214	803	$1,155
Accumulated impairment	(39)	(23)	—	(62)
Balance at December 31, 2024, net	99	191	803	$1,093
Foreign exchange effect and other	3	12	(6)	9
Balance at June 30, 2025, gross	141	226	797	1,164
Accumulated impairment	(39)	(23)	—	(62)
Balance at June 30, 2025, net	$102	$203	$797	$1,102

Intangible assets, net were comprised of the following (in millions):

		June 30, 2025			December 31, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	12	$159	$(19)	$140	$159	$(12)	$147
Customer relationships	15	860	(73)	787	858	(44)	814
Trade names	14	153	(16)	137	152	(10)	142
Land use rights	79	4	(1)	3	4	(1)	3
Other	10	18	(17)	1	18	(17)	1
Total definite-lived intangible assets		$1,194	$(126)	$1,068	$1,191	$(84)	$1,107

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2025	2024	2025	2024
Aggregate Amortization Expense	$20	$1	$41	$1

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2025	$82
2026	81
2027	81
2028	81
2029	80

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $5 million and $9 million at June 30, 2025 and December 31, 2024, respectively. Commodity swaps outstanding at June 30, 2025 mature on or before November 30, 2025. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $490 million and $466 million at June 30, 2025 and December 31, 2024, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at June 30, 2025 mature on or before December 31, 2025.

The Company had $160 million and $314 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at June 30, 2025 and December 31, 2024, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company had no foreign exchange contracts outstanding that were designated as cash flow hedging instruments at June 30, 2025 and December 31, 2024.

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		June 30, 2025		December 31, 2024
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Cross currency swaps - net investment hedge	Other current assets	4	—	7	—
Cross currency swaps - net investment hedge	Other non-current assets	—	—	7	—
Foreign exchange contracts	Other current liabilities	—	(1)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	(3)	—	—	—
Commodity swaps	Other current liabilities	—	—	(1)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(63)	—	—	—
Net derivative asset (liability)		$(62)	$(1)	$13	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Income Statement Account	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Commodity swaps	$2	$3	Cost of goods sold	$(1)	$(2)
Cross currency swaps - net investment hedge	(37)	(51)	Selling, general and administrative expenses	—	—
Total	$(35)	$(48)	Total	$(1)	$(2)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Income Statement Account	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Commodity swaps	(2)	(3)	Cost of goods sold	—	—
Cross currency swaps - net investment hedge	2	7	Selling, general and administrative expenses	—	—
Total	$—	$4	Total	$—	$—

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025	Three Months Ended June 30, 2025	Six Months Ended June 30, 2025
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,196)	$(2,195)	$(44)	$(87)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	(1)	(2)	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	2	3
Total	$(1)	$(2)	$2	$3

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,053)	$(2,048)	$(15)	$(30)
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	1	2
Total	$—	$—	$1	$2

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended June 30,		Six Months Ended June 30,
Instrument	Income Statement Account	2025	2024	2025	2024
Foreign exchange contracts	Cost of goods sold	$—	$(1)	$1	$(2)
Foreign exchange contracts	Other income (expense) – net	1	(1)	1	(1)
	Total	$1	$(2)	$2	$(3)

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of June 30, 2025, it is estimated that approximately $1 million of gains are expected to be reclassified into earnings in the next twelve months.

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

On May 8, 2023, the Company and certain of its subsidiaries entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, with the lenders and issuing banks party thereto and CSAG. The principal changes contained in Amendment No. 1 relate to the replacement of the adjusted LIBOR with term Secured Overnight Financing Rate. The Credit Agreement contemplated uncommitted incremental amounts in excess of $300 million that may be extended by the lenders, at their option, as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

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

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; paying dividends or making other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities requires the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of June 30, 2025.

The Company had no Revolver amounts outstanding at June 30, 2025 and December 31, 2024, respectively.

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

Letters of credit outstanding (in millions):

	June 30, 2025	December 31, 2024
$500 Million Facility	$—	$—
$400 Million Facility	58	47
Bilateral Arrangements	58	48
Total	$116	$95

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in long term debt in the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in long term debt in the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received, as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $20 million and $18 million are presented in long term debt in the Condensed Consolidated Balance Sheet as of June 30, 2025 and December 31, 2024, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of June 30, 2025, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600	0.97125	$583
6.25% Notes	750	1.00000	750
New Term Facility (net of discount)	1,241	1.00500	1,247

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

For credit guarantees outstanding as of June 30, 2025 and December 31, 2024, the maximum exposure determined was $68 million and $72 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $7 million at June 30, 2025 and December 31, 2024.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2025 and 2024. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2025					Three Months Ended June 30, 2024
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(292)	$(6)	$(2)	$(50)	$(350)	$(262)	$(1)	$(3)	$(50)	$(316)
Other comprehensive income (loss) before reclassifications	112	(36)	—	(3)	73	(27)	1	—	(1)	(27)
Amounts reclassified from AOCI	—	1	—	—	1	—	(1)	—	1	—
Net other comprehensive income (loss)	112	(35)	—	(3)	74	(27)	—	—	—	(27)
Ending balance	$(180)	$(41)	$(2)	$(53)	$(276)	$(289)	$(1)	$(3)	$(50)	$(343)

	Six Months Ended June 30, 2025					Six Months Ended June 30, 2024
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(338)	$7	$(3)	$(48)	$(382)	$(228)	$(5)	$(3)	$(51)	$(287)
Other comprehensive income (loss) before reclassifications	158	(50)	1	(6)	103	(61)	5	—	—	(56)
Amounts reclassified from AOCI	—	2	—	1	3	—	(1)	—	1	—
Net other comprehensive income (loss)	158	(48)	1	(5)	106	(61)	4	—	1	(56)
Ending balance	$(180)	$(41)	$(2)	$(53)	$(276)	$(289)	$(1)	$(3)	$(50)	$(343)

Stock-Based Compensation

During the six months ended June 30, 2025, the Company awarded 0.9 million shares of Restricted Stock to its employees with a weighted average fair value of $40.96 per share. Approximately 62% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 26% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 12% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Six Months Ended June 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2025	1,360,706	$53
2024	345,274	$20

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter	Second Quarter
2025	$0.17	$0.17
2024	$0.17	$0.17

In July 2025, the Board declared a dividend of $0.17 per share, which will be paid on September 19, 2025 to the Company’s stockholders of record as of August 11, 2025. Additionally, the Board authorized an additional repurchase of up to $150 million of the Company’s outstanding shares of common stock.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. We design, build, and support products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, and the entertainment industry. We provide lifecycle support to our customers through our global parts and services organization, and offer complementary digital solutions, designed to help our customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) Aerials, (ii) Materials Processing (“MP”) and (iii) Environmental Solutions (“ES”).

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

Macro cross-currents continue to impact end market demand and channel dynamics. We view the One Big Beautiful Bill Act as largely positive as key provisions, particularly the reinstatement of 100% bonus depreciation, are supportive of equipment demand and increased U.S. industrial activity. Moreover, the bill includes new bonus depreciation for Qualified Production Property, allowing newly constructed non-residential real estate to benefit from 100% bonus depreciation, which we believe will support increased US manufacturing capital expenditures. The bill also allocates significant funds to construction spending, particularly border infrastructure and defense. Running counter to these policy tailwinds are persistently high interest rates and tariff-related uncertainty that continue to impact capital decisions in certain areas.

A key strength of the Terex portfolio is the diversification of our end markets. Last year’s Environmental Solutions Group (“ESG”) acquisition significantly expanded our exposure to the waste and recycling end market. Waste and Recycling now represents approximately 30% of our global revenue and is characterized by low cyclicality and steady growth. Utilities makes up about 10% and is growing due to the need to expand and strengthen the power grid. About 15% of our business is related to Infrastructure where significant investment continues to be put in place in the United States and around the world. These three markets, representing more than half of our revenue, are highly resilient and less exposed to macroeconomic or geo-political dynamics than other areas. Another benefit of the ESG acquisition was the opportunity to unlock considerable synergy value across Terex. We are running well ahead of our initial targets and continue to find more opportunities for leverage across our portfolio of businesses.

Our overall performance in the quarter was in line with our expectations, despite tight monetary policies, changing trade policies and geopolitical tensions. This is a testament to the strength of the Terex portfolio that headwinds faced by Aerials were offset by continued strong performance in ES and MP delivering on its planned sequential improvements. Net sales of $1.5 billion grew 8% year over year. Excluding ESG, our legacy sales declined by 12%, consistent with our expectation. Our operating margin was 8.7%, down 530 basis points year over year, consistent with our planned sequential improvement. Stronger ES margins offset lower than expected margins in Aerials. Our bookings trends have returned to normal seasonal patterns. Our backlog remains healthy at $2.2 billion and supports our outlook for the second half of 2025.

Aerials second quarter 2025 sales of $607 million was consistent with our expectations but the customer mix was more heavily weighted to our national customers than we anticipated. Independent customers were cautious and held back on capital expenditure deployment given the high degree of macro uncertainty. National customers continue to benefit disproportionately from mega-projects and infrastructure construction and they continued to execute their replacement-focused capex plans. Aerials operating margin improved sequentially on better manufacturing absorption, but was lower than we expected largely because of customer mix.

MP second quarter 2025 sales of $454 million were 9% lower than last year, but in line with our expected increase from first quarter 2025. We continue to see high fleet utilization rates in the United States and normalization of dealer stock levels. However, macro uncertainty and high interest rates remain a headwind for rent to own conversions and the European market remained weak in the quarter. As expected, MP began to improve operating margins from the first quarter levels, increasing to 10.8% in the second quarter. Most of the improvement was in the Aggregates vertical while the Cranes and Handling businesses remained challenging.

Our ES segment had another strong quarter, generating $430 million in sales with year over year and sequential growth in both ESG and Terex Utilities. Within ESG, operational improvements drove margin gains on Heil refuse collection vehicles and Marathon compactors. Utilities benefited from a positive customer and product mix and improved operational execution.

In the second quarter of 2025, our largest market remained North America, which represented approximately 73% of our global sales. As compared to the prior year, sales were up in North America, driven by the ESG acquisition, and down in all other major geographies. Adding ESG made Terex a more US-centric company, which we believe is advantageous in the current geopolitical environment. Based on 2025 outlook, approximately 75% of our U.S. machine sales is generated by products that we produce in our 11 manufacturing locations in the United States.

We continued to execute our capital allocation strategy as we made strategic investments in our businesses and we returned capital to shareholders. We continued to maintain ample liquidity and as of June 30, 2025, we had $1.2 billion in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

We are closely following the administration’s approach to international trade policy and the responses from countries around the world. The majority of the products we sell in the United States, we make in the United States which largely limits our exposure. Moreover, we initiated mitigation actions last year and in the first half of 2025 in anticipation of additional tariffs, leveraging our global capabilities to manage the impact. Like other industrial companies, we have a global supply base and are exposed to tariffs on imported material. A key element of our tariff mitigation plan was working closely with our global suppliers to absorb the added cost and forward-place inventory in the United States to buffer the impact of the new tariffs. In addition, we are leveraging the global sourcing capabilities we developed during the first Trump administration and the post-Covid supply chain crisis, to re-balance supply to more favorable sources, among other actions. As a global company with a significant footprint in the United States and around the world, we have optionality and are ready to take additional actions if needed. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from the imposition of new, postponed or increased international tariffs.

We continue to expect growth in 2025, anticipating net sales of $5.3 to $5.5 billion, as a result of the ESG acquisition more than offsetting year-over-year declines in legacy sales. We are maintaining our full-year earnings per share outlook of $4.70 and $5.10 on lower legacy operating profit, partially offset by ESG accretion. Our outlook assumes that tariffs broadly remain at current rates and reasonable deals are made with key countries. It is important to realize we are operating in a complex environment with many macroeconomic variables and geopolitical uncertainties, so results could change, negatively or positively.

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

In the calculation of ROIC, we adjust operating profit, annualized effective tax rate, and stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business excluding the impact of unusual items as shown in the tables below. Our management and Board of Directors (“Board”) use ROIC as one measure to assess operational performance, which is also included in certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at June 30, 2025 was 12.3%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Jun '25	Mar '25	Dec '24	Sep '24	Jun '24
Annualized effective tax rate as adjusted(1)	15.7%	15.7%	15.6%	15.6%
Operating profit as adjusted	$164	$111	$97	$127
Multiplied by: 1 minus annualized effective tax rate as adjusted	84.3%	84.3%	84.4%	84.4%
Net operating income (loss) after tax as adjusted	$138	$94	$82	$107
Debt	$2,593	$2,586	$2,584	$628	$666
Less: Cash and cash equivalents	(374)	(298)	(388)	(352)	(319)
Debt less Cash and cash equivalents	2,219	2,288	2,196	276	347
Stockholders’ equity as adjusted	2,094	1,947	1,899	1,974	1,830
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$4,313	$4,235	$4,095	$2,250	$2,177

(1) The annualized effective tax rate as adjusted for each 2024 period represents the adjusted full-year 2024 effective tax rate.

June 30, 2025 ROIC	12.3%
NOPAT as adjusted (last 4 quarters)	$421
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$3,414

	Three months ended 6/30/2025	Three months ended 3/31/2025	Three months ended 12/31/2024	Three months ended 9/30/2024
Reconciliation of operating profit:
Operating profit as reported	$129	69	$53	$122
Adjustments:
Restructuring and other	12	6	4	5
Purchase price accounting	20	21	38	—
Deal related	3	5	2	—
Litigation related	—	10	—	—
Operating profit as adjusted	$164	$111	$97	$127

	As of 6/30/2025	As of 3/31/2025	As of 12/31/2024	As of 9/30/2024	As of 6/30/2024
Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$1,965	$1,844	$1,832	$1,957	$1,824
Effects of adjustments, net of tax:
Restructuring and other	26	15	11	7	3
Purchase price accounting	67	50	32	—	—
Deal related	24	21	16	2	2
Litigation related	8	8	—	—	—
Equity security related	4	9	8	8	1
Stockholders’ equity as adjusted	$2,094	$1,947	$1,899	$1,974	$1,830

Six Months Ended June 30, 2025	Income (loss) before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$115	$(22)	18.9%
Effect of adjustments:
Restructuring and other	18	(4)
Purchase price accounting	42	(10)
Deal related	10	(2)
Equity security related	(5)	1
Litigation related	10	(2)
Tax related benefit(1)	—	2
Tax related to full-year effective tax rate expectation	—	3
Tax related to Swiss deferred tax asset	—	4
As adjusted	$190	$(30)	15.7%
(1) The amount represents tax benefit arising from tax planning associated with restructuring activity.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared with Three Months Ended June 30, 2024

Consolidated

	Three Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,487	—	$1,382	—	7.6%
Gross profit	291	19.6%	329	23.8%	(11.6)%
SG&A expenses	162	10.9%	136	9.8%	19.1%
Operating profit	129	8.7%	193	14.0%	(33.2)%

Net sales for the three months ended June 30, 2025 increased $105 million when compared to the same period in 2024, primarily due to sales generated from the recently acquired ESG business, partially offset by lower end-market demand across most product lines and geographies within Aerials and MP’s North America Aggregates business.

Gross profit for the three months ended June 30, 2025 decreased $38 million when compared to the same period in 2024, primarily due to the impact of lower sales volume within Aerials and MP, as well as unfavorable mix and tariffs within Aerials, partially offset by strong ESG performance.

SG&A expenses for the three months ended June 30, 2025 increased $26 million when compared to the same period in 2024, primarily due to additional compensation cost related to the recently acquired ESG business, as well as higher restructuring and integration costs, partially offset by lower compensation cost within Aerials and MP.

Operating profit for the three months ended June 30, 2025 decreased $64 million when compared to the same period in 2024, primarily due to the impact of lower legacy sales volume, as well as unfavorable mix and tariffs in Aerials, partially offset by strong ESG performance and cost reduction actions within Aerials and MP.

Aerials

	Three Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$607	—	$732	—	(17.1)%
Operating profit	46	7.6%	115	15.7%	(60.0)%

Net sales for the three months ended June 30, 2025 decreased $125 million when compared to the same period in 2024, primarily due to lower end-market demand across most product lines and geographies as rental customers deployed less capital expenditures, focusing primarily on replacement requirements.

Operating profit for the three months ended June 30, 2025 decreased $69 million when compared to the same period in 2024, primarily due to lower sales volume, as well as unfavorable mix and tariffs, partially offset by cost reduction actions. Sales to independent rental customers were down proportionately more than sales to national rental customers.

Materials Processing

	Three Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$454	—	$499	—	(9.0)%
Operating profit	49	10.8%	77	15.4%	(36.4)%

Net sales for the three months ended June 30, 2025 decreased $45 million when compared to the same period in 2024, primarily due to lower channel requirements and end-market demand in our North America Aggregates business.

Operating profit for the three months ended June 30, 2025 decreased $28 million when compared to the same period in 2024, primarily due to lower sales volume and higher restructuring costs, partially offset by cost reduction actions.

Environmental Solutions

	Three Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	430	—	152	—	182.9%
Operating profit	61	14.2%	19	12.5%	221.1%

Net sales for the three months ended June 30, 2025 increased $278 million when compared to the same period in 2024, primarily due to sales generated by the recently acquired ESG business and growth driven by strong throughput and delivery of refuse collection vehicles and strong book-to-bill installs in Terex Utilities. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Operating profit for the three months ended June 30, 2025 increased $42 million when compared to the same period in 2024, primarily due to operating profit generated by the recently acquired ESG business and continued margin improvements in both ESG and Terex Utilities. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(4)	—	$(1)	—	(300.0)%
Operating profit (loss)	(27)	*	(18)	*	(50.0)%
* Not a meaningful percentage

Net sales for the three months ended June 30, 2025 decreased $3 million when compared to the same period in 2024, primarily due to changes in intercompany eliminations.

Operating loss for the three months ended June 30, 2025 increased $9 million when compared to the same period in 2024. The increase in operating loss is primarily due to integration costs and unfavorable impact of changes in foreign exchange rates.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three months ended June 30, 2025 and 2024 was $42 million and $13 million, respectively. The increase in expense is primarily due to the issuance of additional debt in the fourth quarter of 2024 to finance the ESG acquisition.

Other Income (Expense) – Net

Other income (expense) – net was an income of $2 million and an expense of $6 million for the three months ended June 30, 2025 and 2024, respectively. The increase in income is primarily due to net gains recorded on equity securities.

Income Taxes

During the three months ended June 30, 2025, we recognized income tax expense of $17 million on income of $89 million, an effective tax rate of 18.5%, as compared to income tax expense of $33 million on income of $174 million, an effective tax rate of 19.2%, for the three months ended June 30, 2024. The lower effective tax rate for the three months ended June 30, 2025 when compared with the three months ended June 30, 2024 is primarily due to an increase in favorable discrete items.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) (H.R.1) was signed in to law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the U.S. with multiple effective dates. Among the changes effective in 2025 are modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions for interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. We are currently evaluating the provisions of the OBBBA to assess their impact on our financial position, results of operations and cash flows.

Six Months Ended June 30, 2025 Compared with Six Months Ended June 30, 2024

Consolidated

	Six Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,716	—	$2,674	—	1.6%
Gross profit	521	19.2%	626	23.4%	(16.8)%
SG&A expenses	323	11.9%	275	10.3%	17.5%
Operating profit	198	7.3%	351	13.1%	(43.6)%

Net sales for the six months ended June 30, 2025 increased $42 million when compared to the same period in 2024, primarily due to sales generated from the recently acquired ESG business, partially offset by lower end-market demand across most product lines and geographies within Aerials and MP.

Gross profit for the six months ended June 30, 2025 decreased $105 million when compared to the same period in 2024, primarily due to the impact of lower sales volume and unfavorable absorption due to lower production volumes and mix within Aerials and MP, as well as tariffs within Aerials, partially offset by strong ESG performance.

SG&A expenses for the six months ended June 30, 2025 increased $48 million when compared to the same period in 2024, primarily due to additional compensation cost related to the recently acquired ESG business, a one-time litigation related charge, and higher restructuring and integration costs, partially offset by lower compensation cost within Aerials and MP.

Operating profit for the six months ended June 30, 2025 decreased $153 million when compared to the same period in 2024, primarily due to the impact of lower sales volume, production adjustments and unfavorable mix within Aerials and MP, as well as tariffs within Aerials, partially offset by strong ESG performance and cost reduction actions within Aerials and MP.

Aerials

	Six Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,057	—	$1,355	—	(22.0)%
Operating profit	49	4.6%	207	15.3%	(76.3)%

Net sales for the six months ended June 30, 2025 decreased $298 million when compared to the same period in 2024, primarily due to lower end-market demand across most product lines and geographies and a return to a more customary seasonal delivery pattern.

Operating profit for the six months ended June 30, 2025 decreased $158 million when compared to the same period in 2024, primarily due to lower sales volume, unfavorable mix, increased tariff expenses, production adjustments and a one-time litigation related charge, partially offset by cost reduction actions.

Materials Processing

	Six Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$836	—	$1,019	—	(18.0)%
Operating profit	85	10.2%	149	14.6%	(43.0)%

Net sales for the six months ended June 30, 2025 decreased $183 million when compared to the same period in 2024, primarily due to lower channel requirements and end-market demand across most product lines and geographies.

Operating profit for the six months ended June 30, 2025 decreased $64 million when compared to the same period in 2024, primarily due to lower sales volume, production adjustments, unfavorable mix and higher restructuring costs, partially offset by cost reduction actions.

Environmental Solutions

	Six Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$829	—	$303	—	173.6%
Operating profit	117	14.1%	34	11.2%	244.1%

Net sales for the six months ended June 30, 2025 increased $526 million when compared to the same period in 2024, primarily due to sales generated by the recently acquired ESG business and growth driven by strong throughput and delivery of refuse collection vehicles. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Operating profit for the six months ended June 30, 2025 increased $83 million when compared to the same period in 2024, primarily due to operating profit generated by the recently acquired ESG business and continued margin improvements in both ESG and Terex Utilities. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(6)	—	$(3)	—	(100.0)%
Operating profit (loss)	(53)	*	(39)	*	(35.9)%
* Not a meaningful percentage

Net sales for the six months ended June 30, 2025 decreased $3 million when compared to the same period in 2024, primarily due to changes in intercompany eliminations.

Operating loss for the six months ended June 30, 2025 increased $14 million when compared to the same period in 2024. The increase in operating loss is primarily due to integration costs and unfavorable impact of changes in foreign exchange rates.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the six months ended June 30, 2025 and 2024 was $83 million and $24 million, respectively. The increase in expense is primarily due to the issuance of additional debt in the fourth quarter of 2024 to finance the ESG acquisition.

Other Income (Expense) – Net

Other income (expense) – net was $0 million and an expense of $16 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in expense is primarily due to net gains recorded on equity securities and the favorable impact of changes in foreign exchange rates.

Income Taxes

During the six months ended June 30, 2025, we recognized income tax expense of $22 million on income of $115 million, an effective tax rate of 18.9%, as compared to income tax expense of $62 million on income of $311 million, an effective tax rate of 19.8%, for the six months ended June 30, 2024. The lower effective tax rate for the six months ended June 30, 2025 when compared with the six months ended June 30, 2024 is primarily due to an increase in favorable discrete items.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At June 30, 2025, we had cash and cash equivalents of $374 million and undrawn availability under our revolving line of credit of $800 million, giving us total liquidity of approximately $1,174 million. During the six months ended June 30, 2025, our liquidity decreased by approximately $14 million from December 31, 2024 primarily due to cash used in capital expenditures, share repurchases and dividends, partially offset by cash generated from operations.

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

We seek to use cash held by our foreign subsidiaries to support our operations and continued growth plans through the funding of capital expenditures, operating expenses or other similar cash needs of worldwide operations. Most of this cash could be used in the U.S., if necessary, without additional tax expense. Incremental cash repatriated to the U.S. would not be expected to result in material foreign income and withholding, U.S. federal or state income tax cost. We will continue to seek opportunities to tax-efficiently mobilize and redeploy funds.

We had free cash flow of $78 million and $23 million for the three and six months ended June 30, 2025, respectively. The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2025	Six Months Ended 6/30/2025
Net cash provided by (used in) operating activities	$102	$81
Capital expenditures, net of proceeds from sale of capital assets	(24)	(58)
Free cash flow (use)	$78	$23

Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2025, we sold, without material recourse, approximately $306 million of trade accounts receivable to enhance liquidity.

Working capital as a percentage of trailing three month annualized net sales was 22.8% at June 30, 2025. The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2025 (in millions):

Three Months Ended June 30, 2025
Net sales	$1,487
x	4
Trailing three month annualized net sales	$5,948

As of June 30, 2025
Inventories	$1,255
Receivables	904
Trade accounts payable	(766)
Customer advances and Short-term unearned revenue	(35)
Working capital	$1,358

We remain focused on the use of Terex Financial Services to drive incremental sales by facilitating customer financing solutions in key markets.

During the six months ended June 30, 2025, we repurchased 1,360,706 shares of common stock for $53 million leaving approximately $33 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in the first and second quarters of 2025, which was paid to our stockholders. In July 2025, our Board declared a dividend of $0.17 per share, which will be paid on September 19, 2025 to our stockholders of record as of August 11, 2025. Additionally, our Board authorized an additional repurchase of up to $150 million of the Company’s outstanding shares of common stock.

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

Cash Flows

Cash provided by operations was $81 million and $33 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash provided by operations was primarily driven by changes in working capital, partially offset by lower operating profitability.

Cash used in investing activities was $38 million and $52 million for the six months ended June 30, 2025 and 2024, respectively. The decrease in cash used in investing activities relates primarily to proceeds from settlement of net investment hedges and the receipt of a post-closing purchase price adjustment related to the ESG acquisition.

Cash used in financing activities was $84 million and $23 million for the six months ended June 30, 2025 and 2024, respectively. The increase in cash used in financing activities was primarily due to lower borrowings and higher share repurchases.

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

At June 30, 2025, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a strengthening or weakening of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the six months ended June 30, 2025 would have had approximately a $10 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the six month period ended June 30, 2025.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At June 30, 2025, 48% of our debt was floating rate debt and the weighted average interest rate of our total debt was 5.59%.

At June 30, 2025, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at June 30, 2025 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The overall continuity of material supply into our manufacturing operations has been stable in the first half of 2025. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components have continued while the cost of U.S. steel has increased throughout the first half of 2025 driven by restocking demand and doubling of Section 232 tariffs on steel from 25% to 50%. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Tariffs on certain foreign origin goods continue to put pressure on input costs. We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K and Part II Item 1A – “Risk Factors” of this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of June 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Demand for our products is affected by the general strength of the economies in which we sell our products, customers’ perceptions concerning the timing of economic cycles, customers’ replacement or repair cycles, prevailing interest rates, residential and non-residential construction spending, government spending priorities, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. The last several years have been marked by geopolitical instability, including multiple global conflicts, social concerns, supply chain and freight constraints, a pandemic, labor shortages and wage increases, high inflation, high interest rates, foreign currency exchange volatility, recessions, tariffs and potential international trade wars, all of which have increased ongoing economic uncertainty and instability in the global markets. This instability can make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities. Some of our customers also depend substantially on government funding of highway construction, maintenance and other infrastructure projects. Policies of governments attempting to address local deficit or structural economic issues could have a material impact on our customers and markets. There is an expectation of significant infrastructure and government spending, including in relation to the Infrastructure Investment and Jobs Act, the Inflation Reduction Act and the CHIPS and Science Act. Any decrease or delay in government funding of highway construction and maintenance, other infrastructure projects and overall government spending could cause our revenues and profits to decrease.

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
•ongoing political instability and uncertainties, including, but not limited to, the ongoing conflict between Russia and Ukraine, the conflict between Israel and Hamas, tensions between Israel and Iran, the relationship between China and the U.S. and other actual or anticipated military or political conflicts;
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

The Coalition of American Manufacturers of Mobile Access Equipment, an alliance of mobile access equipment producers in the U.S. of which we are a member, pursued anti-dumping and countervailing cases against unfairly traded Chinese imports of mobile access equipment. The U.S. Department of Commerce has issued countervailing and anti-dumping duty rates on mobile access equipment from China. If these duties are not enough to offset the subsidies provided by the Chinese government to Chinese mobile access equipment manufacturers and/or if the duties are modified as a result of any appeal process, we may continue to operate at a disadvantage to Chinese manufacturers. This could result in reduced demand for our products in the U.S. and have an adverse effect on our business or results of operations. Similarly, following an official complaint by several of our EU competitors, the European Commission recently concluded anti-dumping and anti-subsidy investigations into mobile access equipment imported from China. As a result of these investigations, the European Commission imposed a range of duties on manufacturers who produce equipment in China, with most of the highest duties assigned to Chinese owned competitors. If anti-dumping and anti-subsidy duties are not enough to offset any subsidies provided by the Chinese government to Chinese manufacturers and/or if their duties are modified as a result of any appeal process, it could result in reduced demand for our products in the E.U. and have an adverse effect on our business or results of operation.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2025 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2025 - April 30, 2025	622,100	$35.07	601,863	$33,005
May 1, 2025 - May 31, 2025	26,280	$46.03	—	$33,005
June 1, 2025 - June 30, 2025	4,604	$45.85	—	$33,005
Total	652,984	$35.59	601,863	$33,005

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board of Directors authorized the repurchase up to $150 million of our outstanding shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

3.1
Amended and Restated Bylaws of Terex Corporation (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 14, 2025, and filed with the Commission on May 16, 2025).

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

TEREX CORPORATION
(Registrant)

Date:	July 31, 2025	/s/ Jennifer Kong-Picarello
Jennifer Kong-Picarello
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 31, 2025	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)