Form 10-Q
period 2025-09-30
TEREX CORP
filed 2025-10-31
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 65.6 million as of October 27, 2025.

The Exhibit Index begins on page 50.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2025 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended September 30, 2025

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$1,387	$1,212	$4,103	$3,886
Cost of goods sold	(1,105)	(967)	(3,300)	(3,015)
Gross profit	282	245	803	871
Selling, general and administrative expenses	(142)	(123)	(465)	(398)
Operating profit	140	122	338	473
Other income (expense)
Interest income	3	3	7	9
Interest expense	(45)	(13)	(132)	(44)
Other income (expense) – net	(4)	(13)	(4)	(28)
Income (loss) before income taxes	94	99	209	410
(Provision for) benefit from income taxes	(29)	(11)	(51)	(73)
Net income (loss)	$65	$88	$158	$337

Earnings (loss) per share
Basic	$0.99	$1.32	$2.40	$5.03
Diluted	$0.98	$1.31	$2.38	$4.98
Weighted average number of shares outstanding in per share calculation
Basic	65.6	66.9	65.9	67.0
Diluted	66.2	67.4	66.4	67.7

Comprehensive income (loss)	$57	$152	$256	$345

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(unaudited)
(in millions, except par value)

	September 30, 2025	December 31, 2024
Assets
Current assets
Cash and cash equivalents	$509	$388
Receivables (net of allowance of $10 and $9 at September 30, 2025 and December 31, 2024, respectively)	821	643
Inventories	1,207	1,147
Prepaid and other current assets	206	142
Total current assets	2,743	2,320
Non-current assets
Property, plant and equipment – net	738	714
Goodwill	1,089	1,093
Intangible assets – net	1,048	1,107
Other assets	548	496
Total assets	$6,166	$5,730

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	13	4
Trade accounts payable	696	580
Accrued compensation and benefits	127	117
Other current liabilities	439	372
Total current liabilities	1,275	1,073
Non-current liabilities
Long-term debt, less current portion	2,580	2,580
Other non-current liabilities	294	245
Total liabilities	4,149	3,898
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.5 and 85.1 shares at September 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	934	921
Retained earnings	2,087	1,964
Accumulated other comprehensive income (loss)	(284)	(382)
Less cost of shares of common stock in treasury – 20.6 and 19.4 shares at September 30, 2025 and December 31, 2024	(721)	(672)
Total stockholders’ equity	2,017	1,832
Total liabilities and stockholders’ equity	$6,166	$5,730

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832
Net income (loss)	—	—	—	21	—	—	21
Other comprehensive income (loss) – net of tax	—	—	—	—	32	—	32
Issuance of common stock related to compensation	0.4	—	22	—	—	—	22
Compensation under stock-based plans – net	0.2	—	(25)	—	—	6	(19)
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.8)	—	—	—	—	(33)	(33)
Other	—	—	1	—	—	(1)	—
Balance at March 31, 2025	65.5	$1	$919	$1,974	$(350)	$(700)	$1,844
Net income (loss)	—	—	—	72	—	—	72
Other comprehensive income (loss) – net of tax	—	—	—	—	74	—	74
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	7	—	—	—	7
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.6)	—	—	—	—	(22)	(22)
Balance at June 30, 2025	64.9	$1	$927	$2,035	$(276)	$(722)	$1,965
Net income (loss)	—	—	—	65	—	—	65
Other comprehensive income (loss) – net of tax	—	—	—	—	(8)	—	(8)
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	6	—	—	—	6
Dividends	—	—	—	(12)	—	—	(12)
Other	—	—	—	(1)	—	1	—
Balance at September 30, 2025	64.9	$1	$934	$2,087	$(284)	$(721)	$2,017

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2023	66.1	$1	$906	$1,675	$(287)	$(623)	$1,672
Net income (loss)	—	—	—	109	—	—	109
Other comprehensive income (loss) – net of tax	—	—	—	—	(29)	—	(29)
Issuance of common stock related to compensation	0.5	—	24	—	—	—	24
Compensation under stock-based plans – net	—	—	(31)	—	—	1	(30)
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	—	—	—	—	—	(3)	(3)
Other	—	—	1	(1)	—	—	—
Balance at March 31, 2024	66.6	$1	$900	$1,772	$(316)	$(625)	$1,732
Net income (loss)	—	—	—	141	—	—	141
Other comprehensive income (loss) – net of tax	—	—	—	—	(27)	—	(27)
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	8	—	—	—	8
Dividends	—	—	—	(12)	—	—	(12)
Acquisition of treasury stock	(0.3)	—	—	—	—	(19)	(19)
Balance at June 30, 2024	66.3	$1	$909	$1,901	$(343)	$(644)	$1,824
Net income (loss)	—	—	—	88	—	—	88
Other comprehensive income (loss) – net of tax	—	—	—	—	64	—	64
Issuance of common stock related to compensation	—	—	1	—	—	—	1
Compensation under stock-based plans – net	—	—	4	—	—	—	4
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.3)	—	—	—	—	(12)	(12)
Other	—	—	—	(1)	—	—	(1)
Balance at September 30, 2024	66.0	$1	$914	$1,977	$(279)	$(656)	$1,957

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$158	$337
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	120	45
Stock-based compensation expense	25	23
Inventory and other non-cash charges	20	23
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(163)	(122)
Inventories	(73)	(45)
Trade accounts payable	140	(109)
Other assets and liabilities	9	(15)
Foreign exchange and other operating activities, net	(1)	12
Net cash provided by (used in) operating activities	235	149
Investing Activities
Capital expenditures	(84)	(88)
Other investing activities, net	40	8
Net cash provided by (used in) investing activities	(44)	(80)
Financing Activities
Repayments of debt	(92)	(135)
Proceeds from issuance of debt	95	135
Share repurchases	(55)	(34)
Dividends paid	(34)	(34)
Other financing activities, net	(12)	(20)
Net cash provided by (used in) financing activities	(98)	(88)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	28	—
Net Increase (Decrease) in Cash and Cash Equivalents	121	(19)
Cash and Cash Equivalents at Beginning of Period	388	371
Cash and Cash Equivalents at End of Period	$509	$352

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2025 and for the three and nine months ended September 30, 2025 and 2024 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all information and footnotes required by U.S. GAAP to be included in full-year financial statements. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2024 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2024.

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

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of results that may be expected for the year ending December 31, 2025.

Accounting Standards to be Implemented. In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company expects the adoption to result in expanded income tax disclosures in its consolidated financial statements with no impact to its financial position, results of operations or cash flows.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect adoption to have a material effect on its consolidated financial statements.

Receivables and Allowance for Doubtful Accounts. Receivables include $734 million and $560 million of trade accounts receivable at September 30, 2025 and December 31, 2024, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2024	$9
Provision for credit losses	3
Other (1)	(2)
Balance as of September 30, 2025	$10
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Revenue Recognition. The Company estimated that $37 million and $20 million at September 30, 2025 and December 31, 2024, respectively, in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to contracts with multiple performance obligations and multi-year service agreements which are typically recognized as the performance obligation is satisfied. We expect to recognize approximately 53% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue through 2026, 24% in 2027, and 12% in 2028, with the remaining balance to be recognized in 2029 and thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in Other current liabilities and non-current contract liabilities are recorded in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The Company had no contract assets as of September 30, 2025 and December 31, 2024.

	September 30, 2025	December 31, 2024
Contract liabilities - current	$23	$20
Contract liabilities - non-current	19	16

Supplier Finance. The Company has supplier finance programs to pay third-party banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. Confirmed obligation amounts outstanding were $36 million and $25 million at September 30, 2025 and December 31, 2024, respectively. Confirmed obligation amounts outstanding were included in Trade accounts payable in the Company’s Condensed Consolidated Balance Sheet.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2024	$54
Accruals for warranties issued during the period	37
Changes in estimates	7
Settlements during the period	(47)
Foreign exchange effect/other	(1)
Balance as of September 30, 2025	$50

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include identifiable assets acquired and liabilities assumed in a business combination discussed in Note D – “Acquisitions and Divestitures”; commodity swaps, cross currency swaps and foreign exchange contracts discussed in Note I – “Derivative Financial Instruments”; and debt discussed in Note J – “Long-Term Obligations”. These assets and liabilities are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Corporate and Other also includes eliminations among the three reportable segments, as well as general and corporate items.

Business segment information is presented below (in millions):

	Three Months Ended September 30, 2025
	Aerials	MP	ES	Total
Net sales	$537	$417	$435	$1,389
Reconciliation of net sales
Corporate and Other / Eliminations				(2)
Consolidated net sales				1,387

Less: (1)
Cost of goods sold	445	322	340	1,107
Compensation expense	23	26	20	69
Other segment items (2)	24	17	17	58
Segment operating profit	$45	$52	$58	$155

Reconciliation of operating profit
Corporate and Other / Eliminations				(15)
Consolidated operating profit				$140
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

	Nine Months Ended September 30, 2025
	Aerials	MP	ES	Total
Net sales	$1,594	$1,253	$1,264	$4,111
Reconciliation of net sales
Corporate and Other / Eliminations				(8)
Consolidated net sales				4,103

Less: (1)
Cost of goods sold	1,347	977	982	3,306
Compensation expense	71	77	60	208
Other segment items (2)	83	62	47	192
Segment operating profit	$93	$137	$175	$405

Reconciliation of operating profit
Corporate and Other / Eliminations				(67)
Consolidated operating profit				$338
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

	Three Months Ended September 30, 2024
	Aerials	MP	ES	Total
Net sales	$619	$444	$151	$1,214
Reconciliation of net sales
Corporate and Other / Eliminations				(2)
Consolidated net sales				1,212

Less: (1)
Cost of goods sold	507	341	120	968
Compensation expense	22	26	6	54
Other segment items (2)	27	21	5	53
Segment operating profit	$63	$56	$20	$139

Reconciliation of operating profit
Corporate and Other / Eliminations				(17)
Consolidated operating profit				$122
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

	Nine Months Ended September 30, 2024
	Aerials	MP	ES	Total
Net sales	$1,974	$1,463	$454	$3,891
Reconciliation of net sales
Corporate and Other / Eliminations				(5)
Consolidated net sales				3,886

Less: (1)
Cost of goods sold	1,549	1,111	364	3,024
Compensation expense	72	83	18	173
Other segment items (2)	83	64	18	165
Segment operating profit	$270	$205	$54	$529

Reconciliation of operating profit
Corporate and Other / Eliminations				(56)
Consolidated operating profit				$473
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Depreciation and amortization
Aerials	$7	$6	$20	$19
MP	5	5	14	14
ES	24	2	74	5
Corporate	4	2	11	7
Total	$40	$15	$119	$45
Capital expenditures
Aerials	$6	$14	$36	$44
MP	4	11	12	31
ES	9	—	23	2
Corporate	5	4	13	11
Total	$24	$29	$84	$88

	September 30, 2025	December 31, 2024
Identifiable assets
Aerials	$1,850	$1,660
MP	2,042	1,885
ES	2,850	2,806
Corporate and Other / Eliminations	(576)	(621)
Total	$6,166	$5,730

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended September 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$387	$179	$430	$—	$996
Western Europe	92	105	—	—	197
Asia-Pacific	28	90	2	—	120
Rest of World (1)	30	43	3	(2)	74
Total (2)	$537	$417	$435	$(2)	$1,387
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $929 million for the three months ended September 30, 2025 attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,176	$551	$1,252	$2	$2,981
Western Europe	246	328	—	—	574
Asia-Pacific	82	246	4	—	332
Rest of World (1)	90	128	8	(10)	216
Total (2)	$1,594	$1,253	$1,264	$(8)	$4,103
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $2,737 million for the nine months ended September 30, 2025 attributable to the U.S., the Company’s country of domicile.

	Three Months Ended September 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$454	$204	$148	$3	$809
Western Europe	83	108	—	—	191
Asia-Pacific	42	87	1	—	130
Rest of World (1)	40	45	2	(5)	82
Total (2)	$619	$444	$151	$(2)	$1,212
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $748 million for the three months ended September 30, 2024 attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,364	$682	$445	$6	$2,497
Western Europe	340	360	—	—	700
Asia-Pacific	134	278	5	1	418
Rest of World (1)	136	143	4	(12)	271
Total (2)	$1,974	$1,463	$454	$(5)	$3,886
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $2,291 million for the nine months ended September 30, 2024 attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

	Three Months Ended September 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$441	$—	$—	$1	$442
Materials Processing Equipment	—	278	—	—	278
Specialty Equipment	—	139	—	—	139
Utility Equipment	—	—	159	—	159
ESG Equipment	—	—	250	—	250
Other (1)	96	—	26	(3)	119
Total	$537	$417	$435	$(2)	$1,387
(1)     Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2025
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,327	$—	$—	$1	$1,328
Materials Processing Equipment	—	796	—	—	796
Specialty Equipment	—	456	—	—	456
Utility Equipment	—	—	448	—	448
ESG Equipment	—	—	740	—	740
Other (1)	267	1	76	(9)	335
Total	$1,594	$1,253	$1,264	$(8)	$4,103
(1)     Includes other product types, intercompany sales and eliminations.

	Three Months Ended September 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$506	$—	$—	$—	$506
Materials Processing Equipment	—	273	—	—	273
Specialty Equipment	—	171	—	—	171
Utility Equipment	—	—	149	—	149
Other (1)	113	—	2	(2)	113
Total	$619	$444	$151	$(2)	$1,212
(1)     Includes other product types, intercompany sales and eliminations.

	Nine Months Ended September 30, 2024
	Aerials	MP	ES	Corporate and Other / Eliminations	Total
Net sales by product type
Aerial Work Platforms	$1,673	$—	$—	$1	1,674
Materials Processing Equipment	—	961	—	—	961
Specialty Equipment	—	502	—	—	502
Utility Equipment	—	—	451	—	451
Other (1)	301	—	3	(6)	298
Total	$1,974	$1,463	$454	$(5)	$3,886
(1)     Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

During the three months ended September 30, 2025, the Company recognized income tax expense of $29 million on income of $94 million, an effective tax rate of 31.4%, as compared to income tax expense of $11 million on income of $99 million, an effective tax rate of 11.1%, for the three months ended September 30, 2024. The higher effective tax rate for the three months ended September 30, 2025 when compared with the three months ended September 30, 2024 is primarily due to an increase in unfavorable discrete items of which the most significant relates to change in German tax legislation.

During the nine months ended September 30, 2025, the Company recognized income tax expense of $51 million on income of $209 million, an effective tax rate of 24.5%, as compared to income tax expense of $73 million on income of $410 million, an effective tax rate of 17.8%, for the nine months ended September 30, 2024. The higher effective tax rate for the nine months ended September 30, 2025 when compared with the nine months ended September 30, 2024 is primarily due to an increase in unfavorable discrete items of which the most significant relates to change in German tax legislation.

NOTE D – ACQUISITIONS AND DIVESTITURES

Environmental Solutions Group Acquisition

On October 8, 2024 (the “Closing Date”), in accordance with the Transaction Agreement, dated as of July 21, 2024, as amended by the First Amendment to the Transaction Agreement, dated as of October 8, 2024 (and as may be further amended, the “TA”), by and between the Company and Dover Corporation (“Dover”), the Company completed its acquisition of the subsidiaries and assets that constitute ESG from Dover for a purchase price of $2,010 million in cash, subject to customary closing adjustments finalized after the Closing Date (the “Acquisition”). The Company financed the purchase price and related fees and expenses using the net proceeds from the 6.25% Senior Notes, new term loan borrowings under the New Term Facility and cash on hand. See Note J – “Long-Term Obligations” for definition of the New Term Facility and additional details on financing transactions.

ESG designs and manufactures refuse collection bodies, waste compaction equipment, and associated parts and digital solutions. ESG's product brands include Heil, Marathon, Curotto-Can, Bayne Thinline, and Parts Central as well as digital solutions offerings 3rd Eye and Soft-Pak. ESG's products and services across equipment, digital, and aftermarket offerings are complementary to Terex's businesses, and allows Terex to expand its customer base, providing customers with a broader suite of environmental equipment solutions, and realizing economies of scale. ESG also complements and strengthens Terex’s portfolio with synergies in the fast-growing waste and recycling end market.

Net Assets Acquired

The Company has applied purchase accounting to ESG and the results of the operations are included in the Company’s consolidated financial statements following the Closing Date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date. The net assets and liabilities of ESG were recorded at their fair value using Level 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, future revenue growth, profitability, appropriate discount rates, attrition rates, royalty rates, growth rates and economic lives. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed. The Company finalized the purchase accounting as of September 30, 2025.

The transaction was recorded as a business combination using the acquisition method which requires measurement of identifiable assets acquired and liabilities assumed at their fair values as of the acquisition date. Goodwill was calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. Accordingly, the aggregate value of the consideration paid by Terex to complete the Acquisition is allocated to the assets acquired and liabilities assumed in the Acquisition based upon their fair values as of the acquisition date.

The following table summarizes the fair values of the ESG assets acquired and liabilities assumed and related deferred income taxes as of the Closing Date (in millions).

October 8, 2024
Cash acquired	$11
Receivables, net	131
Inventory, net	106
Prepaid and other current assets	2
Property, plant & equipment	85
Goodwill	796
Identified intangibles subject to amortization	1,114
Other assets	7
Total assets acquired	$2,252

Trade accounts payable	118
Other current liabilities	86
Other non-current liabilities	48
Total liabilities assumed	$252
Net assets acquired	$2,000

In the first three quarters of 2025, additional adjustments to fair value of inventory, intangibles and other current liabilities were recorded. These adjustments do not have a material effect on our Condensed Consolidated Financial Statements. Any changes to the initial estimates of fair value of the assets and liabilities have been recorded as adjustments to those assets and liabilities and residual amounts have been allocated to goodwill.

In April 2025, the purchase price was finalized following a post-closing adjustment agreed upon with Dover, resulting in a $10 million reduction to both the purchase price and goodwill.

Goodwill of $796 million resulting from the acquisition was assigned to the ES segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce and expected synergies from the business combinations.

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

(in millions, except per share data)	Three Months Ended	Nine Months Ended
	September 30, 2024	September 30, 2024
Net sales	$1,444	$4,557
Net income	85	319
Basic earnings per share net income	1.27	4.76
Diluted earnings per share net income	1.26	4.71

Divestitures

On August 6, 2025, the Company entered into a definitive agreement with Raimondi Cranes SpA, a global manufacturer of cranes based in Milan, Italy, to sell its tower and rough terrain cranes businesses within the MP segment for total consideration of $115 million, subject to customary closing adjustments to be finalized after the closing date. The transaction includes its tower cranes facility in Fontanafredda, Italy, rough terrain cranes facility in Crespellano, Italy, and the North America cranes service and support operation in Wilmington, North Carolina. This transaction will enable the Company to strengthen its capital structure and focus on its core operations. The Company expects the transaction to close in the fourth quarter of 2025 and result in a gain at closing.

As of September 30, 2025, the assets and liabilities associated with these businesses met the criteria for classification as held-for-sale. The held-for-sale assets and liabilities information is presented below (in millions):

September 30, 2025
Assets
Receivables, net	$9
Inventories	55
Prepaid and other current assets	1
Current assets held for sale	$65

Property, plant and equipment – net	$8
Goodwill	8
VAT receivable	8
Other assets	7
Non-current assets held for sale	$31

Liabilities
Trade accounts payable	$21
Accrued compensation and benefits	4
Other current liabilities	5
Current liabilities held for sale	$30

Non-current liabilities held for sale	$4

The amounts for current assets held for sale, non-current assets held for sale, current liabilities held for sale, and non-current liabilities held for sale were included within Prepaid and other current assets, Other assets, Other current liabilities, and Other non-current liabilities, respectively, in the Company’s Condensed Consolidated Balance Sheet as of September 30, 2025.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net income (loss)	$65	$88	$158	$337
Basic:
Weighted average shares outstanding	65.6	66.9	65.9	67.0
Earnings (loss) per share	$0.99	$1.32	$2.40	$5.03
Diluted:
Basic weighted average shares outstanding	65.6	66.9	65.9	67.0
Effect of dilutive restricted stock	0.6	0.5	0.5	0.7
Diluted weighted average shares outstanding	66.2	67.4	66.4	67.7
Earnings (loss) per share	$0.98	$1.31	$2.38	$4.98

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.1 million and 0.1 million were outstanding during the three months ended September 30, 2025 and 2024, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock of approximately 0.3 million and 0.1 million were outstanding during the nine months ended September 30, 2025 and 2024, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2025	December 31, 2024
Finished equipment	$461	$406
Replacement parts	190	168
Work-in-process	117	121
Raw materials and supplies	439	452
Inventories	$1,207	$1,147

Inventory reserves were $77 million and $79 million at September 30, 2025 and December 31, 2024, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2025	December 31, 2024
Property	$91	$76
Plant	373	348
Equipment	629	587
Leasehold improvements	63	60
Construction in progress	84	111
Property, plant and equipment – gross	1,240	1,182
Less: Accumulated depreciation	(502)	(468)
Property, plant and equipment – net	$738	$714

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	Aerials	MP	ES	Total
Balance at December 31, 2024, gross	$138	$214	$803	$1,155
Accumulated impairment	(39)	(23)	—	(62)
Balance at December 31, 2024, net	99	191	803	1,093
Reclass to held-for-sale	—	(8)	—	(8)
Foreign exchange effect and other	2	9	(7)	4
Balance at September 30, 2025, gross	140	215	796	1,151
Accumulated impairment	(39)	(23)	—	(62)
Balance at September 30, 2025, net	$101	$192	$796	$1,089

Intangible assets, net were comprised of the following (in millions):

		September 30, 2025			December 31, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	12	$153	$(16)	$137	$159	$(12)	$147
Customer relationships	15	860	(88)	772	858	(44)	814
Trade names	14	153	(18)	135	152	(10)	142
Land use rights	79	4	(1)	3	4	(1)	3
Other	9	17	(16)	1	18	(17)	1
Total definite-lived intangible assets		$1,187	$(139)	$1,048	$1,191	$(84)	$1,107

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2025	2024	2025	2024
Aggregate Amortization Expense	$20	$1	$61	$2

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2025	$82
2026	81
2027	81
2028	81
2029	80

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

Commodity Swaps

Derivatives designated as cash flow hedging instruments include commodity swaps with outstanding notional value of $1 million and $9 million at September 30, 2025 and December 31, 2024, respectively. Commodity swaps outstanding at September 30, 2025 mature on or before November 30, 2025. The Company uses commodity swaps to mitigate price risk for hot rolled coil steel. Fair value of commodity swaps are based on observable market data for similar assets and liabilities. Changes in the fair value of commodity swaps are deferred in Accumulated other comprehensive income (loss) (“AOCI”). Gains or losses on commodity swaps are reclassified to Cost of goods sold (“COGS”) in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the hedged transaction affects earnings.

Cross Currency Swaps

Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $490 million and $466 million at September 30, 2025 and December 31, 2024, respectively. The Company uses these cross currency swaps to mitigate its exposure to changes in foreign currency exchange rates related to a net investment in a Euro-denominated functional currency subsidiary. Fair values of cross currency swaps are based on the present value of future cash payments and receipts. Changes in the fair value of cross currency swaps are deferred in AOCI. Gains or losses on cross currency swaps are reclassified to Selling, general and administrative expenses in the Condensed Consolidated Statement of Comprehensive Income (Loss) when the net investment is liquidated.

Foreign Exchange Contracts

The Company enters into foreign exchange contracts to manage variability of future cash flows associated with changing currency exchange rates. Foreign currency exchange contracts, whether designated or not designated as cash flow hedges, are used to mitigate exposure to changes in foreign currency exchange rates on recognized assets and liabilities or forecasted transactions. Fair values of these contracts are derived using quoted forward foreign exchange prices to interpolate values of outstanding trades at the reporting date based on their maturities. Foreign exchange contracts outstanding at September 30, 2025 mature on or before December 31, 2025.

The Company had $149 million and $314 million notional value of foreign exchange contracts outstanding that were not designated as cash flow hedging instruments at September 30, 2025 and December 31, 2024, respectively. The majority of gains and losses recognized from foreign exchange contracts not designated as hedging instruments are offset by changes in the underlying exposures the contracts are intended to mitigate, resulting in no material net impact on earnings. Changes in the fair value of these derivative financial instruments are recognized as gains or losses in COGS and Other income (expense) – net in the Condensed Consolidated Statement of Comprehensive Income (Loss). The Company had no foreign exchange contracts outstanding that were designated as cash flow hedging instruments at September 30, 2025 and December 31, 2024.

The following table provides the location and fair value amounts of derivative instruments designated and not designated as hedging instruments that are reported in the Condensed Consolidated Balance Sheet (in millions):

		September 30, 2025		December 31, 2024
Instrument (1)	Balance Sheet Account	Derivatives designated as hedges	Derivatives not designated as hedges	Derivatives designated as hedges	Derivatives not designated as hedges
Cross currency swaps - net investment hedge	Other current assets	$3	$—	$7	$—
Cross currency swaps - net investment hedge	Other non-current assets	4	—	7	—
Foreign exchange contracts	Other current liabilities	—	(1)	—	—
Cross currency swaps - net investment hedge	Other current liabilities	(3)	—	—	—
Commodity swaps	Other current liabilities	—	—	(1)	—
Cross currency swaps - net investment hedge	Other non-current liabilities	(62)	—	—	—
Net derivative asset (liability)		$(58)	$(1)	$13	$—
(1) Categorized as Level 2 under the ASC 820 Fair Value Hierarchy.

The following tables provide the effect of derivative instruments that are designated as hedges in AOCI (in millions):

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Income Statement Account	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Commodity swaps	$—	$3	Cost of goods sold	$—	$(2)
Cross currency swaps - net investment hedge	3	(48)	Selling, general and administrative expenses	—	—
Total	$3	$(45)	Total	$—	$(2)

	Gain (Loss) Recognized on Derivatives in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income (Loss)
Instrument	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Income Statement Account	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Commodity swaps	$(1)	$(4)	Cost of goods sold	$—	$1
Cross currency swaps - net investment hedge	(8)	(1)	Selling, general and administrative expenses	—	—
Total	$(9)	$(5)	Total	$—	$1

The following tables provide the effect of derivative instruments that are designated as hedges in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
Income Statement Accounts in which effects of cash flow hedges are recorded	$(1,105)	$(3,300)	$(45)	$(132)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	—	(2)	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	2	5
Total	$—	$(2)	$2	$5

	Classification and amount of Gain (Loss) Recognized in Income (Loss)
	Cost of goods sold		Interest expense
	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Income Statement Accounts in which effects of cash flow hedges are recorded	$(967)	$(3,015)	$(13)	$(44)
Gain (loss) reclassified from AOCI into Income (loss):
Commodity swaps	—	1	—	—
Amount excluded from effectiveness testing recognized in Income (loss) based on amortization approach:
Cross currency swaps - net investment hedge	—	—	1	3
Total	$—	$1	$1	$3

Derivatives not designated as hedges are used to offset foreign exchange gains or losses resulting from the underlying exposures of foreign currency denominated assets and liabilities. The following table provides the effect of non-designated derivatives in the Condensed Consolidated Statement of Comprehensive Income (Loss) (in millions):

		Gain (Loss) Recognized in Income (Loss)
		Three Months Ended September 30,		Nine Months Ended September 30,
Instrument	Income Statement Account	2025	2024	2025	2024
Foreign exchange contracts	Cost of goods sold	$—	$2	$1	$—
Foreign exchange contracts	Other income (expense) – net	—	—	1	(1)
	Total	$—	$2	$2	$(1)

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

See Note L - “Stockholders’ Equity” for unrealized net gains (losses), net of tax, included in AOCI. Within unrealized net gains (losses) included in AOCI as of September 30, 2025, the Company expects an immaterial amount of losses to be reclassified into earnings in the next twelve months.

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

On May 8, 2023, the Company and certain of its subsidiaries entered into Amendment No. 1 (“Amendment No. 1”) to the Credit Agreement, with the lenders and issuing banks party thereto and CSAG. The principal changes contained in Amendment No. 1 relate to the replacement of the adjusted LIBOR with term Secured Overnight Financing Rate (“SOFR”). The Credit Agreement contemplated uncommitted incremental amounts in excess of $300 million that may be extended by the lenders, at their option, as long as the Company satisfies the maximum permitted level of senior secured leverage as defined in the Credit Agreement.

On October 8, 2024, the Company entered into an Incremental Assumption Agreement, Borrowing Subsidiary Agreement and Amendment No. 2 (the “Amendment No. 2”) to the Credit Agreement dated as of April 1, 2021 (the “Amended Credit Agreement No. 2”), with certain of its subsidiaries, the lenders and issuing banks party thereto and UBS AG as successor administrative agent and successor collateral agent.

The Amendment No. 2 (i) increased the size of the Company’s existing revolving credit facilities to $800 million and extended the maturity of the Company’s existing revolving credit facilities to expire on October 8, 2029 (the “New Revolving Credit Facilities”) and (ii) provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031 (the “New Term Facility”, together with the New Revolving Credit Facilities, the “New Credit Facilities”). In addition, the Amended Credit Agreement No. 2 increased the size of the letter of credit facility. The Amended Credit Agreement No. 2 provides for the issuance of letters of credit (the “L/C Facility”) of up to $500 million (the utilization of which would decrease availability under the New Revolving Credit Facilities) and permits the Company to have additional secured facilities for the issuance of letters of credit outside of the Amended Credit Agreement No. 2 (the “Additional L/C Facility”) of up to $400 million (the utilization of which would not decrease availability under the New Revolving Credit Facilities). The aggregate amount of letters of credit which the Company may issue under the L/C Facility and the Additional L/C Facility may not at any time exceed $500 million, of which up to $400 million may be issued under the Additional L/C Facility. Borrowings under the New Term Facility initially bear interest at a per annum rate equal to Term SOFR, plus 2.00% subject to a stepdown of 0.25% based on achieving and maintaining a first lien net leverage ratio equal to or less than 0.50x.

On August 12, 2025, the Company and certain of its subsidiaries entered into a Refinancing Facility Agreement and Amendment No. 3 (the “Amendment No. 3”) to the Credit Agreement dated as of April 1, 2021 (the “Amended Credit Agreement”), with certain of its subsidiaries, the lenders and issuing banks party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent. The principal changes contained in the Amendment No. 3 are (i) the Company’s U.S. Dollar denominated term loans will now bear interest at a rate of SOFR plus 1.75%. Previously, the U.S. Dollar denominated term loans outstanding were priced at SOFR plus 2.00%, (ii) the spread on the revolving credit facilities was reduced by 12.5 to 25 basis points and (iii) Terex International Financial Services Company Unlimited Company was removed as a borrower.

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; paying dividends or making other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities require the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of September 30, 2025.

The Company had no Revolver amounts outstanding at September 30, 2025 and December 31, 2024, respectively.

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

Letters of credit outstanding (in millions):

	September 30, 2025	December 31, 2024
$500 Million Facility	$—	$—
$400 Million Facility	45	47
Bilateral Arrangements	36	48
Total	$81	$95

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in long term debt in the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in long term debt in the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received, as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $20 million and $18 million are presented in long term debt in the Condensed Consolidated Balance Sheet as of September 30, 2025 and December 31, 2024, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of September 30, 2025, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600	0.98250	$590
6.25% Notes	750	1.01625	762
New Term Facility (net of discount)	1,238	1.00125	1,240

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

For credit guarantees outstanding as of September 30, 2025 and December 31, 2024, the maximum exposure determined was $61 million and $72 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $8 million and $7 million at September 30, 2025 and December 31, 2024, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE L – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2025 and 2024. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2025					Three Months Ended September 30, 2024
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(180)	$(41)	$(2)	$(53)	$(276)	$(290)	$(1)	$(3)	$(49)	$(343)
Other comprehensive income (loss) before reclassifications	(13)	3	—	1	(9)	75	(9)	1	(4)	63
Amounts reclassified from AOCI	—	—	—	1	1	—	—	—	1	1
Net other comprehensive income (loss)	(13)	3	—	2	(8)	75	(9)	1	(3)	64
Ending balance	$(193)	$(38)	$(2)	$(51)	$(284)	$(215)	$(10)	$(2)	$(52)	$(279)

	Nine Months Ended September 30, 2025					Nine Months Ended September 30, 2024
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(338)	$7	$(3)	$(48)	$(382)	$(228)	$(5)	$(3)	$(51)	$(287)
Other comprehensive income (loss) before reclassifications	145	(47)	1	(5)	94	13	(4)	1	(3)	7
Amounts reclassified from AOCI	—	2	—	2	4	—	(1)	—	2	1
Net other comprehensive income (loss)	145	(45)	1	(3)	98	13	(5)	1	(1)	8
Ending balance	$(193)	$(38)	$(2)	$(51)	$(284)	$(215)	$(10)	$(2)	$(52)	$(279)
Stock-Based Compensation

During the nine months ended September 30, 2025, the Company awarded 1 million shares of Restricted Stock to its employees with a weighted average fair value of $41.31 per share. Approximately 64% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 25% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 11% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

Share Repurchases

In July 2018, Terex’s Board of Directors (“Board”) authorized the repurchase of up to $300 million of the Company’s outstanding shares of common stock. In December 2022, Terex’s Board authorized the additional repurchase of up to $150 million of the Company’s outstanding shares of common stock. In July 2025, the Board authorized a further repurchase of up to $150 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased, inclusive of transactions executed but not settled, by the Company under these programs.

Nine Months Ended September 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2025	1,360,706	$53
2024	567,108	$32

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter	Second Quarter	Third Quarter
2025	$0.17	$0.17	$0.17
2024	$0.17	$0.17	$0.17

In October 2025, the Board declared a dividend of $0.17 per share, which will be paid on December 19, 2025 to the Company’s stockholders of record as of November 10, 2025.

NOTE M – SUBSEQUENT EVENT

On October 30, 2025, the Company entered into a definitive merger agreement with REV Group (“REV Group”), a publicly traded manufacturer of specialty vehicles and related aftermarket parts and services, in a stock-and-cash transaction (the “Merger”). Under the terms of the agreement, REV Group shareholders will receive, for each REV Group share, 0.9809 of a share of the combined company and $8.71 in cash ($425 million in total). The Merger will create a diversified specialty equipment manufacturer of emergency, waste, utilities, environmental and material processing equipment with attractive end markets characterized by low cyclicality and long-term growth profiles. The Merger is expected to close in the first half of 2026, subject to approval by both companies’ shareholders, required regulatory clearance, and satisfaction of other customary closing conditions.

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

We discuss forward-looking information related to expected earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring, tariffs, trade policies and other unusual items. Our 2025 outlook for EPS is a non-GAAP financial measure because it excludes unusual items. We are not able to reconcile these forward-looking non-GAAP financial measures to our most directly comparable forward-looking GAAP financial measures without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on our full-year 2025 GAAP financial results. This forward-looking information provides guidance to investors about our EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

Overview

Safety remains a top priority for Terex, both for our team members and our customers. Our global team continues to execute well in a dynamic environment, delivering products and services while maintaining a safe and efficient workplace.

Terex is well positioned from a manufacturing footprint standpoint as about 75% of our 2025 US machine sales are expected to be generated by products that we produce in at least one of our 11 US manufacturing facilities. That said, higher tariff rates continue to have a transitory impact on our 2025 financial performance. The most notable tariff-related change during the quarter occurred in mid-August when the U.S. Bureau of Industry and Security added 407 HS codes to the scope of the Section 232 tariffs on steel and aluminum. Unlike other tariffs, the 50% rate under the Section 232 tariffs only applies to the value of the non-US steel content in an imported item. On a macro level, we view the One Big Beautiful Bill Act and more accommodative monetary policy to be stimulative for our domestic end markets which may help mitigate headwinds from tariffs and other external challenges.

Our overall performance in the quarter continued to be solid despite on-going tariff challenges, headwinds in certain markets, and macro uncertainty. ES continued to grow and deliver strong margins. MP achieved over 12% operating margin at trough-level volumes, and Aerials delivered better than expected margins in the quarter. Net sales of $1.4 billion grew 14% year over year. Excluding ESG, our legacy sales declined by 8%. Operating margin improved sequentially to 10.1%, flat year over year. Our backlog remains healthy at $1.8 billion, providing visibility into the fourth quarter and supporting our full-year outlook.

Aerials third quarter 2025 sales of $537 million were consistent with our expectations. Aerials operating margin of 8.4% was up compared to Q2, but down 180 basis points year over year, due to lower volume and unfavorable customer mix, partially offset by a favorable discrete item of approximately $18 million and cost reductions. Tariff-related impacts, particularly from the expanded scope of Section 232 steel and aluminum tariffs, began to affect Aerials machines and components manufactured in Monterrey, Mexico. Despite this, Aerials maintains a strong competitive position as one of only two U.S.-based aerial manufacturers with significant domestic production. Approximately 70% of Aerials products sold in the U.S. are manufactured domestically, including nearly all booms and scissors. The Aerials team continues to execute cost reduction and supply chain action plans to mitigate tariff-related inflation.

MP third quarter 2025 sales of $417 million were 6% lower than last year, consistent with our expectations. Global Aggregates sales were modestly higher than last year, growing in all regions, while Concrete and Cranes sales declined. MP generated 12.5% operating margin in Q3, consistent with our expectations as cost control and pricing actions largely offset the tariff impact. We expect to see margin improvement in MP as we close out 2025.

Our ES segment had another excellent quarter, generating $435 million of sales with 14% year-over-year growth on a pro forma basis. The strong growth was driven by improved throughput and delivery of refuse collection vehicles and utilities trucks. ES delivered 13.3% operating margin, with continued sequential margin expansion at Utilities.

In the third quarter of 2025, our largest market remained North America, which represented approximately 72% of our global sales. As compared to the prior year, sales were up in North America, driven by the ESG acquisition, slightly up in Western Europe, and down in Asia Pacific and other regions. Adding ESG made Terex a more US-centric company, which we believe is advantageous in the current geopolitical environment. We are seeing more signs of stability in construction markets, with a more encouraging outlook for infrastructure and industrial related spending growth in the medium to longer-term. We are also encouraged by increasing adoption of our products in emerging markets such as India, Southeast Asia, the Middle East, and Latin America.

We continued to execute our capital allocation strategy as we made strategic investments in our businesses and we returned capital to shareholders. We continued to maintain ample liquidity and as of September 30, 2025, we had $1.3 billion in available liquidity, with no near-term debt maturities. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by (used in) operating activities to free cash flow.

We are closely following the administration’s approach to international trade policy and the responses from countries around the world. The majority of the products we sell in the United States, we make in the United States which largely limits our exposure. Moreover, we initiated mitigation actions in anticipation of additional tariffs, leveraging our global capabilities to manage the impact. Like other industrial companies, we have a global supply base and are exposed to tariffs on imported material. A key element of our tariff mitigation plan is working closely with our global suppliers to absorb the added cost and forward-place inventory in the United States to buffer the impact of the new tariffs. In addition, we are leveraging the global sourcing capabilities we developed during the first Trump administration and the post-Covid supply chain crisis to re-balance supply to more favorable sources, among other actions. As a global company with a significant footprint in the United States and around the world, we have optionality and are ready to take additional actions if needed. See Part II, Item 1A. – “Risk Factors” for a detailed description of the risks resulting from the imposition of new, postponed or increased international tariffs.

We continue to expect growth in 2025, anticipating net sales of $5.3 to $5.5 billion, as a result of the ESG acquisition more than offsetting year-over-year declines in legacy sales. We are maintaining our full-year earnings per share outlook of between $4.70 and $5.10 on lower legacy operating profit, partially offset by ESG accretion. We now expect the full year net unfavorable impact of tariffs on EPS to be approximately $0.70, assuming tariffs broadly remain at current rates. It is important to realize we are operating in a complex environment with many macroeconomic variables and geopolitical uncertainties, so results could change, negatively or positively.

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

In the calculation of ROIC, we adjust operating profit, annualized effective tax rate, and stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business excluding the impact of unusual items as shown in the tables below. Our management and Board of Directors (“Board”) use ROIC as one measure to assess operational performance, which is also included in certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at September 30, 2025 was 11.9%.

Amounts described below are reported in millions of U.S. dollars, except for the annualized effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Sep '25	Jun '25	Mar '25	Dec '24	Sep '24
Annualized effective tax rate as adjusted(1)	15.6%	15.6%	15.6%	15.6%
Operating profit as adjusted	$168	$164	$111	$97
Multiplied by: 1 minus annualized effective tax rate as adjusted	84.4%	84.4%	84.4%	84.4%
Net operating income (loss) after tax as adjusted	$142	$138	$94	$82
Debt	$2,593	$2,593	$2,586	$2,584	$628
Less: Cash and cash equivalents	(509)	(374)	(298)	(388)	(352)
Debt less Cash and cash equivalents	2,084	2,219	2,288	2,196	276
Stockholders’ equity as adjusted	2,166	2,088	1,941	1,893	1,968
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$4,250	$4,307	$4,229	$4,089	$2,244

(1) The annualized effective tax rate as adjusted for each 2024 period represents the adjusted full-year 2024 effective tax rate.

September 30, 2025 ROIC	11.9%
NOPAT as adjusted (last 4 quarters)	$456
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$3,824

	Three months ended 9/30/2025	Three months ended 6/30/2025	Three months ended 3/31/2025	Three months ended 12/31/2024
Reconciliation of operating profit:
Operating profit as reported	$140	129	$69	$53
Adjustments:
Restructuring and other	5	12	6	4
Purchase price accounting	20	20	21	38
Deal related	3	3	5	2
Litigation related	—	—	10	—
Operating profit as adjusted	$168	$164	$111	$97

	As of 9/30/2025	As of 6/30/2025	As of 3/31/2025	As of 12/31/2024	As of 9/30/2024
Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$2,017	$1,965	$1,844	$1,832	$1,957
Effects of adjustments, net of tax:
Restructuring and other	27	23	13	8	4
Purchase price accounting	84	67	50	32	—
Deal related	26	22	19	14	—
Litigation related	8	8	8	—	—
Equity security related	4	3	7	7	7
Stockholders’ equity as adjusted	$2,166	$2,088	$1,941	$1,893	$1,968

Nine Months Ended September 30, 2025	Income (loss) before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of annualized effective tax rate:
As reported	$209	$(51)	24.5%
Effect of adjustments:
Restructuring and other	22	(5)
Purchase price accounting	62	(13)
Deal related	14	(4)
Equity security related	(3)	1
Litigation related	10	(2)
Tax related benefit(1)	—	13
Tax related to full-year effective tax rate expectation	—	6
Tax related to Swiss deferred tax asset	—	6
As adjusted	$314	$(49)	15.6%
(1) The amount represents tax benefit arising from foreign tax legislative changes, in addition to tax planning associated with restructuring activity.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared with Three Months Ended September 30, 2024

Consolidated

	Three Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,387	—	$1,212	—	14.4%
Gross profit	282	20.3%	245	20.2%	15.1%
SG&A expenses	142	10.2%	123	10.1%	15.4%
Operating profit	140	10.1%	122	10.1%	14.8%

Net sales for the three months ended September 30, 2025 increased $175 million when compared to the same period in 2024, primarily due to sales generated from the recently acquired ESG business, partially offset by lower end-market demand in North America across most product lines within Aerials as well as the concrete business within MP.

Gross profit for the three months ended September 30, 2025 increased $37 million when compared to the same period in 2024, primarily due to strong ESG performance and a favorable discrete item of approximately $18 million pertaining to the release of a customs-related contingency in Aerials, partially offset by the impact of lower sales volume within Aerials and MP, as well as unfavorable mix and tariffs within Aerials.

SG&A expenses for the three months ended September 30, 2025 increased $19 million when compared to the same period in 2024, primarily due to additional compensation cost related to the recently acquired ESG business, as well as higher restructuring and integration costs, partially offset by cost reductions within Aerials and MP.

Operating profit for the three months ended September 30, 2025 increased $18 million when compared to the same period in 2024, primarily due to strong ESG performance, an Aerials discrete item and cost reductions within Aerials and MP, partially offset by the impact of lower legacy sales volume, as well as unfavorable mix and tariffs in Aerials.

Aerials

	Three Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$537	—	$619	—	(13.2)%
Operating profit	45	8.4%	63	10.2%	(28.6)%

Net sales for the three months ended September 30, 2025 decreased $82 million when compared to the same period in 2024, primarily due to lower end-market demand in North America across most product lines as rental customers allocated less capital expenditures, focusing primarily on replacement requirements.

Operating profit for the three months ended September 30, 2025 decreased $18 million when compared to the same period in 2024, primarily due to lower sales volume, as well as unfavorable mix and tariffs, partially offset by a favorable discrete item of approximately $18 million pertaining to the release of a customs-related contingency and cost reductions.

Materials Processing

	Three Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$417	—	$444	—	(6.1)%
Operating profit	52	12.5%	56	12.6%	(7.1)%

Net sales for the three months ended September 30, 2025 decreased $27 million when compared to the same period in 2024, primarily due to lower end-market demand in our North America concrete business.

Operating profit for the three months ended September 30, 2025 decreased $4 million when compared to the same period in 2024, primarily due to lower sales volume, partially offset by cost reductions.

Environmental Solutions

	Three Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$435	—	$151	—	188.1%
Operating profit	58	13.3%	20	13.2%	190.0%

Net sales for the three months ended September 30, 2025 increased $284 million when compared to the same period in 2024, primarily due to sales generated by the recently acquired ESG business and growth driven by strong throughput and delivery of refuse collection vehicles and utilities trucks. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Operating profit for the three months ended September 30, 2025 increased $38 million when compared to the same period in 2024, primarily due to operating profit generated by the recently acquired ESG business. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(2)	—	$(2)	—	—%
Operating profit (loss)	(15)	*	(17)	*	11.8%
* Not a meaningful percentage

Operating loss for the three months ended September 30, 2025 decreased $2 million when compared to the same period in 2024. The decrease in operating loss is primarily due to lower compensation costs, partially offset by intercompany eliminations.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the three months ended September 30, 2025 and 2024 was $42 million and $10 million, respectively. The increase in expense is primarily due to the issuance of additional debt in the fourth quarter of 2024 to finance the ESG acquisition.

Other Income (Expense) – Net

Other income (expense) – net was an expense of $4 million and $13 million for the three months ended September 30, 2025 and 2024, respectively. The decrease in expense is primarily due to lower deal related costs and favorable impact of changes in foreign exchange rates.

Income Taxes

During the three months ended September 30, 2025, we recognized income tax expense of $29 million on income of $94 million, an effective tax rate of 31.4%, as compared to income tax expense of $11 million on income of $99 million, an effective tax rate of 11.1%, for the three months ended September 30, 2024. The higher effective tax rate for the three months ended September 30, 2025 when compared with the three months ended September 30, 2024 is primarily due to an increase in unfavorable discrete items of which the most significant relates to change in German tax legislation.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) (H.R.1) was signed in to law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the U.S. with multiple effective dates. Among the changes effective in 2025 are modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions for interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. The impacts of OBBBA are reflected in our results for the quarter ended September 30, 2025. There was no material effect on our income tax expense or effective tax rate.

Nine Months Ended September 30, 2025 Compared with Nine Months Ended September 30, 2024

Consolidated

	Nine Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$4,103	—	$3,886	—	5.6%
Gross profit	803	19.6%	871	22.4%	(7.8)%
SG&A expenses	465	11.3%	398	10.2%	16.8%
Operating profit	338	8.2%	473	12.2%	(28.5)%

Net sales for the nine months ended September 30, 2025 increased $217 million when compared to the same period in 2024, primarily due to sales generated from the recently acquired ESG business, partially offset by lower end-market demand across most product lines and geographies within Aerials and MP.

Gross profit for the nine months ended September 30, 2025 decreased $68 million when compared to the same period in 2024, primarily due to the impact of lower sales volume and unfavorable absorption due to lower production volumes and mix within Aerials and MP, as well as tariffs within Aerials, partially offset by strong ESG performance and a favorable discrete item of approximately $18 million pertaining to the release of a customs-related contingency in Aerials.

SG&A expenses for the nine months ended September 30, 2025 increased $67 million when compared to the same period in 2024, primarily due to additional compensation cost related to the recently acquired ESG business, a one-time litigation related charge, and higher restructuring and integration costs, partially offset by cost reductions within Aerials and MP.

Operating profit for the nine months ended September 30, 2025 decreased $135 million when compared to the same period in 2024, primarily due to the impact of lower sales volume, production adjustments and unfavorable mix within Aerials and MP, as well as tariffs within Aerials, partially offset by strong ESG performance, an Aerials discrete item and cost reduction actions within Aerials and MP.

Aerials

	Nine Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,594	—	$1,974	—	(19.3)%
Operating profit	93	5.8%	270	13.7%	(65.6)%

Net sales for the nine months ended September 30, 2025 decreased $380 million when compared to the same period in 2024, primarily due to lower end-market demand across most product lines and geographies and a return to a more customary seasonal delivery pattern.

Operating profit for the nine months ended September 30, 2025 decreased $177 million when compared to the same period in 2024, primarily due to lower sales volume, unfavorable mix, increased tariff expenses, production adjustments and a one-time litigation related charge, partially offset by a favorable discrete item of approximately $18 million pertaining to the release of a customs-related contingency and cost reductions.

Materials Processing

	Nine Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,253	—	$1,463	—	(14.4)%
Operating profit	137	10.9%	205	14.0%	(33.2)%

Net sales for the nine months ended September 30, 2025 decreased $210 million when compared to the same period in 2024, primarily due to lower channel requirements and end-market demand across most product lines and geographies.

Operating profit for the nine months ended September 30, 2025 decreased $68 million when compared to the same period in 2024, primarily due to lower sales volume, production adjustments and higher restructuring costs, partially offset by cost reductions.

Environmental Solutions

	Nine Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,264	—	$454	—	178.4%
Operating profit	175	13.8%	54	11.9%	224.1%

Net sales for the nine months ended September 30, 2025 increased $810 million when compared to the same period in 2024, primarily due to sales generated by the recently acquired ESG business and growth driven by strong throughput and delivery of refuse collection vehicles and utilities trucks. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Operating profit for the nine months ended September 30, 2025 increased $121 million when compared to the same period in 2024, primarily due to operating profit generated by the recently acquired ESG business and continued margin improvements in both ESG and Terex Utilities. See Note D - “Acquisitions and Dispositions” in our Condensed Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2025		2024
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(8)	—	$(5)	—	(60.0)%
Operating profit (loss)	(67)	*	(56)	*	(19.6)%
* Not a meaningful percentage

Net sales for the nine months ended September 30, 2025 decreased $3 million when compared to the same period in 2024, primarily due to changes in intercompany eliminations and lower sales for government programs.

Operating loss for the nine months ended September 30, 2025 increased $11 million when compared to the same period in 2024. The increase in operating loss is primarily due to changes in intercompany eliminations and lower sales for government programs.

Interest Expense, Net of Interest Income

Interest expense, net of interest income, for the nine months ended September 30, 2025 and 2024 was $125 million and $35 million, respectively. The increase in expense is primarily due to the issuance of additional debt in the fourth quarter of 2024 to finance the ESG acquisition.

Other Income (Expense) – Net

Other income (expense) – net was an expense of $4 million and $28 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in expense is primarily due to net gains recorded on equity securities, lower deal related costs and the favorable impact of changes in foreign exchange rates.

Income Taxes

During the nine months ended September 30, 2025, we recognized income tax expense of $51 million on income of $209 million, an effective tax rate of 24.5%, as compared to income tax expense of $73 million on income of $410 million, an effective tax rate of 17.8%, for the nine months ended September 30, 2024. The higher effective tax rate for the nine months ended September 30, 2025 when compared with the nine months ended September 30, 2024 is primarily due to an increase in unfavorable discrete items of which the most significant relates to change in German tax legislation.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At September 30, 2025, we had cash and cash equivalents of $509 million and undrawn availability under our revolving line of credit of $800 million, giving us total liquidity of approximately $1,309 million. During the nine months ended September 30, 2025, our liquidity increased by approximately $121 million from December 31, 2024 primarily due to cash generated from operations, proceeds from sale of equity securities and settlement of net investment hedges, partially offset by cash used in capital expenditures, share repurchases and dividends.

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

We had free cash flow of $130 million and $153 million for the three and nine months ended September 30, 2025, respectively. The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2025	Nine Months Ended 9/30/2025
Net cash provided by (used in) operating activities	$154	$235
Capital expenditures, net of proceeds from sale of capital assets	(24)	(82)
Free cash flow (use)	$130	$153

Pursuant to terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2025, we sold, without material recourse, approximately $492 million of trade accounts receivable to enhance liquidity.

Working capital as a percentage of trailing three month annualized net sales was 23.2% at September 30, 2025. The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2025 (in millions):

Three Months Ended September 30, 2025
Net sales	$1,387
x	4
Trailing three month annualized net sales	$5,548

As of September 30, 2025
Inventories	$1,207
Receivables	821
Trade accounts payable	(696)
Customer advances and Short-term unearned revenue	(47)
Working capital	$1,285

We remain focused on the use of Terex Financial Services to drive incremental sales by facilitating customer financing solutions in key markets.

During the nine months ended September 30, 2025, we repurchased 1,360,706 shares of common stock for $53 million leaving approximately $183 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in each of the first three quarters of 2025, which was paid to our stockholders. In October 2025, our Board declared a dividend of $0.17 per share, which will be paid on December 19, 2025 to our stockholders of record as of November 10, 2025.

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

Cash Flows

Cash provided by operations was $235 million and $149 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash provided by operations was primarily driven by changes in working capital, partially offset by lower operating profitability.

Cash used in investing activities was $44 million and $80 million for the nine months ended September 30, 2025 and 2024, respectively. The decrease in cash used in investing activities relates primarily to proceeds from sale of equity securities, the settlement of net investment hedges and the receipt of a post-closing purchase price adjustment related to the ESG acquisition.

Cash used in financing activities was $98 million and $88 million for the nine months ended September 30, 2025 and 2024, respectively. The increase in cash used in financing activities was primarily due to higher share repurchases.

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

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Primary currencies to which we are exposed are the Euro, British Pound, Chinese Yuan, Australian Dollar, Indian Rupee and Mexican Peso. We purchase hedging instruments to manage variability of future cash flows associated with recognized assets or liabilities due to changing currency exchange rates.

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

Foreign Exchange Risk

Our products are sold in over 100 countries around the world. The reporting currency for our consolidated financial statements is the U.S. dollar. Certain of our assets, liabilities, expenses, revenues and earnings are denominated in other countries’ currencies, including the Euro, British Pound, Chinese Yuan, Australian Dollar, Indian Rupee and Mexican Peso. Those assets, liabilities, expenses, revenues and earnings are translated into U.S. dollars at the applicable foreign exchange rates to prepare our condensed consolidated financial statements. Therefore, increases or decreases in foreign exchange rates between the U.S. dollar and those other currencies affect the value of those items as reflected in our condensed consolidated financial statements, even if their value remains unchanged in their original currency. Due to continued volatility of foreign exchange rates to the U.S. dollar, fluctuations in foreign exchange rates may have an impact on the accuracy of our financial guidance. Such fluctuations in foreign exchange rates relative to the U.S. dollar may cause our actual results to differ materially from those anticipated and have a material adverse effect on our business or results of operations. We assess foreign currency risk based on transactional cash flows, identify naturally offsetting positions and purchase hedging instruments to partially offset anticipated exposures.

At September 30, 2025, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a strengthening or weakening of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the nine months ended September 30, 2025 would have had approximately a $21 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the nine months ended September 30, 2025.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At September 30, 2025, 48% of our debt was floating rate debt and the weighted average interest rate of our total debt was 5.40%.

At September 30, 2025, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at September 30, 2025 would not have materially increased interest expense during the period.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The overall continuity of material supply into our manufacturing operations has been stable in the first three quarters of 2025. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components has persisted while the cost of U.S. steel has remained volatile throughout the first three quarters of 2025, driven by restocking demand and an increase of Section 232 tariffs on steel from 25% to 50%, which now apply to a broader range of steel and derivative products. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Tariffs on certain foreign origin goods continue to put pressure on input costs. We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – “Risk Factors” in our Annual Report on Form 10-K and Part II Item 1A – “Risk Factors” of this Quarterly Report.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of September 30, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, pricing actions and prudent sourcing. However, the end of certain tariff exclusions, and the increasing amount of new and proposed tariffs, could further destabilize global trade and economic conditions in many of the regions where we do business. Modifying our business operations to continuously adapt to or comply with rapidly evolving tariffs may be time-consuming and costly. If we become unable to recover a substantial portion of any tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, it could materially and adversely affect our business, financial condition and results of operations.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2025 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2025 - July 31, 2025	1,325	$49.74	—	$183,005
August 1, 2025 - August 31, 2025	1,414	$49.33	—	$183,005
September 1, 2025 - September 30, 2025	3,941	$51.10	—	$183,005
Total	6,680	$50.46	—	$183,005

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board of Directors authorized the repurchase up to $150 million of our outstanding shares of common stock. In July 2025, our Board authorized a further repurchase of up to $150 million of our outstanding shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

10.1
Refinancing Agreement and Amendment No. 3 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 12, 2025, and filed with the Commission on August 14, 2025).

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

TEREX CORPORATION
(Registrant)

Date:	October 31, 2025	/s/ Jennifer Kong-Picarello
Jennifer Kong-Picarello
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 31, 2025	/s/ Stephen A. Johnston
Stephen A. Johnston
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)