Form 10-K
period 2025-12-31
TEREX CORP
filed 2026-02-13
CIK 97216

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2025
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

The aggregate market value of the voting and non-voting common equity stock held by non-affiliates of the registrant was approximately $2,988 million based on the last sale price on June 30, 2025.

Number of outstanding shares of common stock: 113.7 million as of February 10, 2026.

DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Terex Corporation Proxy Statement to be filed with the Securities and Exchange Commission within 120 days after the year covered by this Annual Report on Form 10-K with respect to the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III hereof.

As used in this Annual Report on Form 10-K, unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.” Unless specifically noted otherwise, this Annual Report generally speaks as of December 31, 2025.
Forward-Looking Information
Certain information in this Annual Report includes forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995) regarding future events or our future financial performance that involve certain contingencies and uncertainties, including those discussed below in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Contingencies and Uncertainties.” In addition, when included in this Annual Report or in documents incorporated herein by reference, the words “may,” “expects,” “should,” “intends,” “anticipates,” “believes,” “plans,” “projects,” “estimates,” “will” and the negatives thereof and analogous or similar expressions are intended to identify forward-looking statements. However, the absence of these words does not mean that the statement is not forward-looking. We have based these forward-looking statements on current expectations and projections about future events. These statements are not guarantees of future performance. Such statements are inherently subject to a variety of risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. Such risks and uncertainties, many of which are beyond our control, include, among others:

•we may be unable to successfully integrate acquired or merged businesses, including REV Group, Inc. (“REV”), and we may not realize the anticipated benefits of any merged or acquired business;
•we may be unable to effectively manage our expanded operations following the completion of the recent transaction with REV;
•potential divestitures and any retained liabilities related thereto may negatively impact our business;
•the timing and amount of benefits from our strategic initiatives may not be as expected;
•our industry is highly competitive and subject to pricing pressure, and we may fail to compete effectively;
•we may experience disruptions within our dealer network;
•the imposition of new, postponed or increased international tariffs;
•general economic conditions, government spending priorities and the cyclical nature of markets we serve;
•our outstanding debt and need to comply with covenants contained in our debt agreements;
•we may be unable to generate sufficient cash flow to service our debt obligations and operate our business;
•our access to capital markets and borrowing capacity could be limited;
•we may face cancellations, reductions or delays in customer orders, customer breaches of purchase agreements, backlog reductions or be unable to meet customer delivery schedules;
•currency exchange and translation risk;
•the financial condition of customers and dealers and their continued access to capital;
•exposure from providing credit support for some of our customers and dealers;
•we may experience losses in excess of recorded reserves;
•our common stock may be affected by factors different from those previously, and may decline as a result of the transaction with REV;
•political, economic and other risks that arise from operating a multinational business;
•changes in the availability and price of certain materials and components, which may result in supply chain disruptions;
•consolidation within our customer base and suppliers;
•failure of our equipment to perform as expected;
•a material disruption to one of our significant facilities;
•a failure of a key information technology system or a breach of our information security from increased cybersecurity threats and more sophisticated computer crime;
•issues related to the development, deployment and use of artificial intelligence technologies in our business operations, information systems, products and services;
•increased regulatory focus on privacy and data security issues and expanding laws;
•product liability claims, litigation and other liabilities;
•compliance with the United States (“U.S.”) Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide anti-corruption laws;
•compliance with environmental, health and safety laws and regulations and failure to meet sustainability requirements or expectations;
•compliance with an injunction and related obligations imposed by the U.S. Securities and Exchange Commission (“SEC”);
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
For the Year Ended December 31, 2025

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

We identify our operating segments according to how business activities are managed and evaluated. We report our business in the following reportable segments: (i) Environmental Solutions (“ES”), (ii) Material Processing (“MP”) and (iii) Aerials. Our Environmental Solutions Group (“ESG”) and Utilities operating segments share similar economic characteristics and are aggregated into one reportable segment, ES.

Further information about our industry and reportable segments appears in Part II, Item 7. – “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note B – “Business Segment Information” in the Notes to Consolidated Financial Statements.

ENVIRONMENTAL SOLUTIONS

Our ES segment designs, manufactures, services and markets waste, recycling and utility equipment and solutions, including refuse collection bodies, hydraulic cart lifters, automated carry cans, compaction, balers, recycling equipment, digger derricks, insulated aerial devices, and cameras with integrated smart technology, as well as related components and replacement parts, and waste hauler software solutions. Customers use these products in the solid waste and recycling industry, and for construction and maintenance of transmission and distribution lines, tree trimming, and foundation drilling applications. We market our ES products principally under the following brand names: Heil®, Marathon®, 3rd Eye®, Soft-Pak®, Connected Collections®, Parts Central®, Curotto-Can®, Bayne Thinline®, and Terex® brand names.

ES has the following significant manufacturing operations:

•Refuse collection bodies, hydraulic cart lifters and automated carry cans are manufactured in Fort Payne, Alabama;
•Compaction, balers and recycling equipment are manufactured in Vernon, Alabama; and
•Utility products are manufactured in Watertown and Huron, South Dakota, Changzhou, China, Waukesha, Wisconsin and Birmingham, Alabama.
We have a parts distribution center and various warehouses located in Fort Payne, Alabama and Southaven, Mississippi. We also provide service and support for utility products in the U.S. through a network of service branches and field service operations.

MATERIALS PROCESSING

Our MP segment designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use. We market our MP products principally under the following brand names and business lines: Terex®, Powerscreen®, Fuchs®, EvoQuip®, Canica®, Cedarapids®, CBI®, Simplicity®, Franna®, Terex Ecotec®, Finlay®, ProAll®, ZenRobotics®, Terex Washing Systems, Terex MPS, Terex Jaques®, Advance®, ProStack®, Bid-Well®, MDStm, MARCO®, MAGNAtm, Terex Recycling Systems and Green-Tectm.

MP has the following significant manufacturing operations:

•Mobile crushers are manufactured in Omagh, Northern Ireland;
•Mobile screens, portable crushing and screening plants, washing systems and recycling systems are manufactured in Dungannon, Northern Ireland;
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
•Material handlers are manufactured in Bad Schönborn, Germany and Hosur, India;
•Concrete pavers are manufactured in Canton, South Dakota;
•Front discharge and rear discharge mini concrete mixer trucks are manufactured in Fort Wayne, Indiana;
•Volumetric concrete mixers are manufactured in Olds, Alberta, Canada;
•Pick and carry cranes are manufactured in Brisbane, Australia and Hosur, India;
•Mobile and static trommel screens are manufactured in Monaghan, Ireland; and
•Bulk material handling conveyors are manufactured in Mount Vernon, Missouri.

We have a North American distribution center in Louisville, Kentucky, service centers in Australia, Thailand, Turkey, Malaysia and a parts distribution center in Northern Ireland.

AERIALS

Our Aerials segment designs, manufactures, services and markets aerial work platform equipment and telehandlers as well as their related components and replacement parts. Products include portable material lifts, portable aerial work platforms, trailer-mounted articulating booms, self-propelled articulating and telescopic booms, scissor lifts and telehandlers, as well as their related components and replacement parts. Aerial work platform equipment positions workers and materials easily and quickly to elevated work areas, enhancing safety and productivity at height. Customers use these products to construct and maintain industrial, commercial, institutional and residential buildings and facilities, for purposes within the entertainment industry, and for other commercial operations, as well as in a wide range of infrastructure projects. We market aerial products principally under the Genie® brand name.

Aerials has the following significant manufacturing operations:

•Aerial work platform equipment is manufactured in Redmond and Moses Lake, Washington, Umbertide, Italy, Changzhou, China, Monterrey, Mexico and Sanand, India; and
•Telehandlers are manufactured in Umbertide, Italy and Monterrey, Mexico.

We have a parts and logistics center located in North Bend, Washington for our Aerials products. Additionally, we have a parts distribution center in Southaven, Mississippi. Our European, Asian Pacific and Latin American parts and logistics operations are conducted through a combination of outsourced facilities and Terex managed operations.

We also provide service and support for aerial products through a network of service branches and field service operations.

OTHER

We may assist customers in their rental, leasing and acquisition of our products through Terex Financial Services (“TFS”). TFS uses its equipment financing expertise to facilitate financial products and services to assist customers in the procurement of Terex equipment. On a global basis, TFS facilitates financing transactions directly between (i) end-user customers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. Most of the transactions are fixed and floating rate loans; however, TFS also facilitates sales-type leases, operating leases and rentals. In addition, wholesale financing may be arranged between dealers and distributors who sell our equipment and financial institutions with which TFS has established relationships.

TFS uses third-party appraisal companies to provide a basis to project future values of Terex used equipment in the secondary market sales channels. These secondary market sales channels may also be used for re-marketing any equipment which is returned at end of lease or is repossessed in the case of a customer default. If equipment is received, TFS uses the resale channel which maximizes proceeds and mitigates risk for Terex and our funding partners.

REV MERGER

On February 2, 2026, we completed the merger with REV in accordance with the terms of the Agreement and Plan of Merger (the “REV Transaction”). REV serves a diversified customer base, primarily in the U.S. and their products are sold to municipalities, government agencies, private contractors, consumers, and industrial and commercial end users. REV provides customized vehicle solutions for applications, including essential needs for public services (ambulances and fire apparatus), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (motorized recreational vehicles). For more information regarding the REV business see their Annual Report on Form 10-K filed on December 10, 2025.

See Note M – “Subsequent Event” in the Notes to Consolidated Financial Statements for further information regarding the transaction. The operating results of REV will be reported as part of the Company beginning on February 2, 2026, and as such, references to the Company in this annual report, including but not limited to the Company’s historical financial condition, results of operations and cash flows, does not include REV, unless otherwise noted.

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

The “Execute” theme involves expectations related to core operating processes and accountabilities. These core operating processes are developed into the Terex Operating System, as we migrate towards an integrated operating company. We expect our businesses to deploy processes that meet local needs while delivering a level of performance and predictability that is consistent with effective operations. These expectations are fulfilled differently by the various Terex businesses, but the core principles are the same as outlined in the Terex Operating System. The Terex Operating System is designed to ensure strict process discipline, continuous improvement, and automation is deployed wherever Terex-wide standardization can add value, while still allowing our businesses the flexibility to modify for their individual market needs.

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

The “Grow” theme is the outcome of doing “Execute” and “Innovate” well. We will successfully and profitably grow when we operate efficiently, apply new thinking in creating value for customers and take on new challenges through business investments (i.e. new category and geographic development). We also continue to see a role for further growth via inorganic investments. Our 2024 acquisition of ESG from Dover Corporation along with the completion of the REV Transaction on February 2, 2026 demonstrate our commitment to adding attractive businesses with complementary, leading brands in attractive, low cyclical, highly resilient and growing end markets. We continue to build and actively pursue our inorganic investment pipeline, with an eye towards adding new dimensions to the Company portfolio and applying our skills as a manager of specialized machinery businesses in new and complementary domains.

Capital allocation remains an important part of our overall strategy, including maintaining a balanced approach to net leverage, growth investments, restructuring investments and efficient return of capital to stockholders via dividends and share repurchases.

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

ENVIRONMENTAL SOLUTIONS

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

COMPACTION, BALERS AND RECYCLING EQUIPMENT. We manufacture a range of compactors including stationary, self-contained, front load and rear load, apartment/high-rise, transfer system, stationary and self-contained auger in addition to compactor containers, pre-crushers cart-dumpers, two-ram balers, heavy-duty vertical balers, auto-tie balers, manual-tie balers, conveyors and material recovery facility systems. This equipment is used for on-site processing and compaction of trash and recyclable materials, and is used in a wide array of recycling applications from apartment complexes to factories and department stores.

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

SERVICES. We offer a range of services for ES products consisting of inspections, installations, preventative maintenance, general repairs, reconditioning, refurbishment and spare parts, as well as training services. Our services are provided on our own products and on third-party products and related equipment.

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

SPECIALTY EQUIPMENT. We manufacture material handlers, pick and carry cranes, concrete mixer trucks, volumetric concrete mixers, concrete pavers and robotics waste sorting equipment.

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

AERIALS

AERIALS. Aerial work platform equipment positions workers and materials easily and quickly to elevated work areas, enhancing safety and productivity at height. These products have been developed as alternatives to scaffolding and ladders. We offer a variety of aerial lifts that are categorized into six product families: portable material lifts; portable aerial work platforms; trailer-mounted articulating booms; self-propelled articulating booms; self-propelled telescopic booms; and scissor lifts.

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

SERVICES. We offer a range of services for aerial products consisting of inspections, preventative maintenance, general repairs, reconditioning, refurbishment, modernization and spare parts, as well as consultancy and training services. Our services are provided on our own products and on third-party products and related equipment.

BACKLOG

Our backlog as of December 31, 2025 and 2024 was as follows (in millions):

	December 31,
	2025	2024
ES	$1,055	$1,160
MP	391	320
Aerials	906	811
Total	$2,352	$2,291

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

Our overall backlog at December 31, 2025 increased $61 million from backlog amounts at December 31, 2024, due to increased order activity in Aerials and MP, partially offset by a return to historical pre-covid ordering patterns in ES.

ES backlog at December 31, 2025 decreased approximately 9% from backlog amount at December 31, 2024. The decrease from 2024 was primarily driven by a return to historical pre-covid ordering patterns with more available chassis.

MP backlog at December 31, 2025 increased approximately 22% from backlog amounts at December 31, 2024. The increase from 2024 was driven primarily by higher order activity within our aggregates business due to replacement demand.

Aerials backlog at December 31, 2025 increased approximately 12% from backlog amounts at December 31, 2024. The increase from 2024 was primarily driven by the timing of certain orders received in December 2025 driven by strength in megaprojects.

DISTRIBUTION

ENVIRONMENTAL SOLUTIONS

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

AERIALS

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

BUSINESS SEGMENT	PRODUCTS	PRIMARY COMPETITORS

Environmental Solutions	Refuse Collection Bodies	Labrie, Federal Signal (New Way), Oshkosh (McNeilus)

	Compactors and Balers	Cram-A-Lot, Komar, Wastebuilt

	On Board Vehicle Technology	AMCS, Geotab, Ltyx, Routeware, Samsara

	Utilities Equipment	Altec, Dur-A-Lift, Elliot Equipment, Palfinger, Posi+ and Time Manufacturing

Materials Processing	Crushing & Screening Equipment	Astec Industries, Deere (Kleeman), Keestrack, Metso, Portafill, Rubble Master and Sandvik

	Washing Systems	Azfab, CDE Global, Matec, McLanahan, Metso, Phoenix Process Equipment, Superior and Weir/Trio

	Wood Processing, Biomass, Recycling Equipment and Trommels	Astec Industries, Bandit, Doppstadt, Eggersmann, Jenz, Komptech, Morbark and Vermeer

	Conveyors	Astec/Telestack, Deere (Kleeman), Edge, Metso/McCloskey, Puzzulona Thor, Superior and Weir/Trio

	Material Handlers	Atlas, Caterpillar, Liebherr and Sennebogen

	Concrete Pavers	Allen Engineering, Gomaco, Guntert & Zimmerman and Power Curbers

	Concrete Mixer Trucks	Beck Industrial, Con-Tech, Continental Mixer, Oshkosh (McNeilus)

	Volumetric Concrete Mixers	Bay-lynx, Cemen Tech, Holcombe and Zimmerman

	Pick and Carry Cranes	Ace, Escorts, Humma and TIDD

	Robotic Waste Sorting Technology	AMP Robotics, Max-Al, Steinert, Tomra and Waste Robotics

	Tree Care and Vegetation Management Equipment	Albach, Bandit, Fecon, Jenz, Ufkes, Vermeer

Aerials	Portable Material Lifts and Portable Aerial Work Platforms	Dingli, Haulotte and Oshkosh (JLG)

	Boom Lifts	Dingli, Haulotte, JCB, Linamar (Skyjack), Manitou, MEC, Oshkosh (JLG), Sinoboom, XCMG and Zoomlion

	Scissor Lifts	Dingli, Haulotte, JCB, LGMG, Linamar (Skyjack), MEC, Oshkosh (JLG), Sinoboom, XCMG and Zoomlion

	Telehandlers	JCB, Linamar (Skyjack), Manitou (Gehl), Merlo and Oshkosh (JLG)

MAJOR CUSTOMERS

None of our customers individually accounted for more than 10% of our consolidated net sales in 2025. In 2025, our largest customer accounted for less than 6% of our consolidated net sales and our top ten customers in the aggregate accounted for less than 28% of our consolidated net sales. A material portion of Aerials and ES net sales are to national rental companies.

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

Use and operation of our equipment in an environmentally conscious manner is an important priority for us. We produce products that have lower greenhouse gas emissions in response to both regulatory initiatives and market demand. We continue to be active in the development of incorporating alternative power solutions within our different product lines and are investing in companies that develop alternative energy solutions. Globally, job site regulations have become increasingly stringent, requiring quieter equipment with lower or zero emissions. At the same time, for our Genie® equipment, more job sites are requiring machines capable of working both outdoors and indoors. Our customers want products that operate on battery electric and fuel-electric hybrid options. We were the first to market with an all-electric utility bucket truck, reducing emissions and noise as well as supporting our customers electrification and sustainability goals. Many Genie® lift models offer all-electric or fuel-electric hybrid options that deliver quiet, emission-free performance, which is necessary for indoor working environments, as well as city centers with noise and emission restrictions. We offer crushers and screens that can operate from electrical power supply lines to help reduce the use of fuel. Hybrid solutions are also available on select utility aerial devices and mixer trucks that use battery power to perform certain equipment functions without the engine running. We have taken a lead on many of these developments within the industries we serve, and we will continue to evolve our approach to alternative, environmentally friendly equipment power as technical capabilities advance, solution economics improve, and customer demand for these solutions continues to increase.

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

SEASONAL FACTORS

Terex is a global company, with a diverse portfolio of businesses that support multiple end uses. Seasonality is a factor in some businesses, where annual purchasing patterns are impacted by the seasonality of downstream project spending. Specifically, our businesses can experience stronger demand during the second quarter, as customers in the northern hemisphere make investments in time for the annual construction season (April to October). Non-seasonal macro factors are also important and can surpass seasonal influences in importance in some years. In 2026, we expect second half sales to be higher than first half sales, with the second, third and fourth quarter sales higher than first quarter sales.

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

HUMAN CAPITAL MANAGEMENT

SAFETY

The safety of our team is our number one priority. At Terex, safety is an absolute way of life. We are committed to Zero Harm, and we expect all team members to be committed to safety and continuous improvement in this area. Terex has set the goals of reaching a 0.33 lost time injury rate and 1.33 total recordable injury rate by the end of 2030. At the end of 2025, our lost time injury rate was 0.39 and our total recordable injury rate was 1.40. Our aspirational goal will always be zero injuries, but these goals represent milestones along our journey to Zero Harm.

TEAM MEMBER TALENT AND SUPPORT

Terex strives to attract, engage, develop and retain outstanding talent to be part of our team. Capable, highly skilled and engaged team members are key to our ability to implement our “Execute, Innovate, Grow” strategy.

As of December 31, 2025, we had approximately 10,700 team members, including approximately 5,700 team members in the U.S. Approximately one percent of our team members in the U.S. are represented by labor unions. Outside of the U.S., we enter into employment contracts and collective agreements in those countries in which such relationships are mandatory or customary. The provisions of these agreements correspond in each case with the required or customary terms in the subject jurisdiction. We generally consider our relations with our team members to be good and we provide mechanisms such as surveys and helplines for our team members to provide their perspectives. In 2025, 87% of team members participated in our company-wide global engagement survey. Safety remained the highest rated survey category and we received positive net promoter and engagement scores.

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

AVAILABLE INFORMATION

We maintain a website at www.terex.com. We make available on our website under “Investor Relations” – “Financials”, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. References to our website in this report are provided as a convenience, and the information on our website is not, and shall not be deemed to be a part of this report or incorporated into any other filings we make with the SEC. The SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. In addition, we make available on our website under “Investor Relations” – “Governance”, free of charge, our Audit Committee Charter, Compensation and Human Capital Committee Charter, Governance, Nominating and Corporate Responsibility Committee Charter, Corporate Governance Guidelines, Disclosure Committee Charter and Code of Ethics and Conduct. In addition, the foregoing information is available in print, without charge, to any stockholder who requests these materials from us.

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

Competition and Strategic Performance Risks

We may be unable to successfully integrate acquired or merged businesses, including REV. We may not realize the anticipated benefits of such mergers and acquisitions.

Mergers and acquisitions have been and may continue to be a significant component of our growth strategy. From time to time, we engage in strategic transactions involving risks, including, but not limited to, the possible failure to successfully integrate and realize the expected benefits of such transactions. While we believe that strategic acquisitions can improve our competitiveness and profitability, these activities could have a material adverse effect on our business, financial condition and operating results. We have consummated mergers and acquisitions in the past and anticipate making additional acquisitions in the future. On February 2, 2026, we closed on the REV Transaction. Our ability to realize the anticipated benefits of the REV Transaction, including the expected combination benefits, will depend, to a large extent, on the ability of management of the new combined company to integrate the businesses.

Management will be required to devote significant attention and resources to the integration process, which may disrupt business and, if implemented ineffectively, could preclude realization of the full benefits anticipated. The risks associated with the REV Transaction and our other past or future acquisitions include:

•the business culture of the merged or acquired businesses may not match well with our culture;
•we may acquire or assume unexpected liabilities;
•faulty assumptions may be made regarding the integration process;
•unforeseen difficulties may arise in integrating operations and systems;
•we may fail to retain, motivate and integrate key management and other employees of the merged or acquired businesses;
•higher than expected finance costs may arise due to unforeseen changes in tax, trade, environmental, labor, safety, payroll or benefit policies in any jurisdiction in which the merged or acquired business conducts its operations;
•we may experience problems in retaining customers, distributors, dealers, suppliers, vendors, landlords and other business partners; and
•a large transaction such as the REV Transaction could stretch our resources and divert management’s attention from existing operations.

The successful integration of any newly or previously acquired or merged business also requires us to implement effective internal control processes. While we believe we have successfully integrated acquisitions to date, we cannot ensure that previously acquired or newly merged or acquired companies, including REV, will operate profitably, that the intended beneficial effect from the REV Transaction or other acquisitions will be realized and that we will not encounter difficulties in implementing effective internal control processes in these merged or acquired businesses, particularly if such business operates in foreign jurisdictions and/or was privately owned. See Risk Factor entitled “We must comply with an injunction and related obligations resulting from the settlement of an SEC investigation” for additional consequences if we were to commit a violation of the reporting and internal control provisions of the federal securities laws. While our evaluation of the recent REV Transaction and any potential transaction includes business, legal, compliance and financial due diligence with the goal of identifying and evaluating the material risks, these due diligence reviews may not identify all of the issues necessary to accurately identify and estimate the cost and potential risks associated with such transactions or costs associated with any quality issues with the related products or services. In addition, there may be added risks and challenges for managing and integrating REV’s business, or any other business, that differs from the risks and challenges associated with our business prior to completion of the REV Transaction or other transactions. Further, we may need to consolidate or restructure acquired or existing facilities, which may require expenditures related to reductions in workforce and other charges resulting from the consolidations or restructurings, such as the write-down of inventory and lease termination costs. Any of the foregoing could adversely affect our business and results of operations.

We also may not realize the expected benefits of the REV Transaction or any acquired business, including operating and other cost synergies. We have incurred, and expect to incur, substantial transaction and integration expenses related to the REV Transaction, which reflect in part the many processes, policies, procedures, operations, technologies and systems to be integrated. We may also incur additional costs to maintain employee morale and to attract, motivate or retain management personnel and other key employees related to the REV Transaction or any other future acquisition. If we are unable to realize expected synergies from the REV Transaction or other acquisition, or the merger-related costs to achieve these synergies is greater than expected, then the anticipated benefits of such transaction may not be realized fully or at all or may take longer to realize than expected.

Many of these factors will be outside our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy. In addition, there can be no assurance that we will be able to locate suitable acquisition candidates in the future or acquire them on acceptable terms or that we will be able to finance future transactions.

Further, we may be unable to achieve or maintain our long-term net leverage targets which could result in an event of default under our outstanding debt obligations. See Risk Factor entitled, “We have a significant amount of debt outstanding and must comply with covenants in our debt agreements.”

Our results after the completion of the REV Transaction may be adversely impacted if we do not effectively manage our expanded operations following the completion of the REV Transaction.

Following the recent REV Transaction, the size of our business is now significantly larger. Our ability to successfully manage this expanded business will depend, in part, upon management’s ability to design and implement strategic initiatives that address not only the integration of two independent stand-alone companies, but also the increased scale and scope of the combined business with its associated increased costs and complexity. There can be no assurances that we will be successful or that we will realize the expected operating efficiencies, cost savings and other benefits anticipated from the REV Transaction.

Potential divestitures, and any retained liabilities from such sold businesses, could negatively impact our business and financial results.

As part of our portfolio management process, we review our operations for businesses which may no longer be aligned with our strategic initiatives and long-term objectives. Concurrently with the public announcement of the execution of the REV Transaction, we announced that we would initiate a strategic review process regarding our Aerials business, including a possible divestiture of our Aerials business. We may not be able to complete a transaction providing for a disposition of our Aerials business on favorable terms or on our anticipated timeline, if at all. We also continue to review our portfolio and may pursue additional divestitures. Any such potential transaction involves risks, including, but not limited to, disruption to operations, loss of synergies, significant transaction costs, potential impairment charges, disputes with buyers and potential adverse impacts on relationships with customers, suppliers, and employees. If any such transaction is delayed, not completed, or completed on terms less favorable than anticipated, we may not realize the expected benefits of such divestiture transaction, and our business, financial condition, and results of operations could be materially adversely affected.

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

Our industry is highly competitive. Our competitors include a variety of both domestic and foreign companies in all major markets. To compete successfully, our products must excel in terms of quality, reliability, durability, productivity, price, delivery times, features, customization, technical capability, product innovation, ease of use, safety and comfort, and we must provide excellent customer service and support. Some of our competitors are smaller companies which may have lower operating costs and greater operational flexibility and may focus on regional markets where they have competitive advantages of proximity and relationships with local municipalities or other regional customers. Other competitors are large, well-established companies with capacity, financial and other resources that may be in excess of ours. The greater financial resources of certain of our competitors may put us at a competitive disadvantage. Low-cost competition from China and other developing markets could also result in decreased demand for our products. If competition in our industry intensifies or if our current competitors lower their prices for competing products, we may lose sales or be required to lower the prices we charge for our products.

One of our strategic initiatives is Innovate, which in part aims at the continuing and timely introduction of new or improved products, technologies and capabilities. If we are unable to continue to improve existing equipment products and technologies that meet our customers’ expectations, or the industry’s expectations, including, but not limited to more technologically advanced and electric powered and lower emission products, the demand for our equipment could be substantially adversely impacted. Our ability to predict and match new product offerings to diverse global customers’ anticipated preferences for different types and sizes of equipment and various equipment features and functionality, at affordable prices, is critical to our success. This requires a thorough understanding of our existing and potential customers on a global basis. Product development, improvements and introductions also require significant financial and technological resources, talent, research, planning, design, development, engineering and testing at the technological, product and manufacturing process levels. If competitors’ new products arrive in the market before any of our similar new offerings arrive, or competitors offer more attractive features and functions prior to us, then demand for our equipment could be adversely affected or render our product obsolete. Additionally, if we are unable to match or surpass the advances of artificial intelligence that our competitors implement for their products or for internal operations, our competitive position could be impacted. Any new products that we develop may also not receive market acceptance for a number of reasons, including changes in customer preferences or our failure to properly gauge customer preferences. New products may also not generate meaningful net sales or profits for us relative to our expectations and our investments, or they may reduce sales from existing models and adversely affect our results of operations. Failure to compete effectively could result in lower revenues from our products and services, lower gross margins or loss of market share.

Certain of our businesses depend on the performance of dealers and disruptions within our dealer network could have a negative effect on our business.

Certain of our businesses rely on their independent dealer networks to sell our products to end customers. Such businesses are therefore affected by our ability to establish new relationships and maintain relationships with existing dealers. The geographic coverage of our dealers and their individual business conditions can affect the ability of our dealers to sell our products to customers. In a number of markets, there is a lack of exclusivity with dealers, which may decrease our bargaining leverage. In addition, recent consolidation of dealers in certain businesses, as well as the growth of larger, multi-location dealers, may result in increased bargaining power on the part of dealers, which could have a material adverse effect on our business.
While our dealer agreements are often for a multi-year term, we cannot provide assurance that we will be able to renew our dealer agreements on favorable terms, or at all, at their respective scheduled expiration dates. If one or more of our significant dealers chooses not to renew a contract with us or to re-negotiate an agreement under advantageous terms, our sales and results of operations could be adversely affected. Some of our dealer agreements include guarantees, which could have a negative impact on our financial performance if we are required to fulfill them. In addition, laws in many of the locations in which we operate make it difficult for us to terminate or not renew dealer agreements, which may make it difficult for us to optimize our dealer network.

Financial and General Economy Risks

The imposition of new, postponed or increased international tariffs may have a material adverse effect on our business, financial condition and results of operations.

The U.S. government has continued to impose tariffs on a broad range of foreign goods from an increasing number of countries and regions that it perceives as engaging in unfair trade practices. Foreign governments have imposed, and may continue to impose, retaliatory tariffs on imports from the U.S. as well as other barriers to trade. Such changes can make it difficult or costly for us to do business in, or import our products from, such countries. The indirect impact of inflationary pressure on costs throughout the supply chain and the direct impact, for example, on costs for machines we import outside of the U.S., leads to higher input costs and potentially lower margins on certain products we sell. In addition, increasing tariffs imposed by the Chinese government on U.S. imports, and the potential imposition of tariffs by other countries on U.S. imports, have made the cost of some of our products more expensive for our non-U.S. customers and such costs could further increase.

We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, pricing actions and prudent sourcing. However, the end of certain tariff exclusions, and the increasing amount of new and proposed tariffs, could further destabilize global trade and economic conditions in many of the regions where we do business. The extent and duration of the tariffs and the resulting impact on general economic conditions and on our business are uncertain and depend on various factors, such as recent legal challenges to the U.S.’s imposition of tariffs, negotiations between the U.S. and affected countries, the responses of other countries or regions, relief that may be granted, availability and cost of alternative sources of supply and demand for our products in affected markets. Modifying our business operations to continuously adapt to or comply with rapidly evolving tariffs may be time-consuming and costly. If we become unable to recover a substantial portion of any tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, it could materially and adversely affect our business, financial condition and results of operations.

Our business is sensitive to general economic conditions, government spending priorities and the cyclical nature of markets we serve.

Demand for our products is affected by the general strength of the economies in which we sell our products, customers’ perceptions concerning the timing of economic cycles, customers’ replacement or repair cycles, prevailing interest rates, residential and non-residential construction spending, government spending priorities, capital expenditure allocations of our customers, the timing of regulatory standard changes, oil and gas related activity and other factors. The last several years have been marked by geopolitical instability, including multiple global conflicts, social concerns, supply chain and freight constraints, a pandemic, labor shortages and wage increases, high inflation, slower economic growth, high interest rates, foreign currency exchange volatility, recessions, tariffs and potential international trade wars, all of which have increased ongoing economic uncertainty and instability in the global markets. This instability can make it extremely difficult for our customers, our suppliers and us to accurately forecast and plan future business activities.

Certain of our businesses depend upon continued federal, state, and local government expenditures, which have not always remained constant over time. Current government spending levels on programs our businesses support may not be sustainable as a result of changes in government leadership, policies or priorities. Certain of our sales are subject to risks specific to doing business with the U.S. government and municipalities, including, but not limited to budgetary constraints or fluctuations, changes in government programs or requirements, realignment of funds to other government priorities, government shutdowns and other potential delays in government appropriations processes, delays in the payment of our invoices by government authorities, and adoption of new laws or regulations and our ability to meet specified performance thresholds. These or other factors could cause government agencies and departments to delay or reduce their purchases or deliveries under contracts, exercise their right to terminate contracts, or not exercise options to renew contracts, any of which could cause us to lose sales. A significant decline in overall government spending or a shift in expenditures away from agencies or programs that we support could cause a material decline in our sales and harm our financial results.

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

The current market environment generally reflect macro uncertainty, high interest rates, geopolitical uncertainties, and shorter delivery lead times. We cannot provide any assurance that there will not be continued, increased global economic weakness and recessions based on the above uncertainties or other factors. Additionally, changes in trade agreements, the continued imposition of tariffs by the United States, retaliatory tariffs by other countries and any resulting escalation of trade tensions, including a trade war, could have a significant adverse effect on world trade and the world economy. If economic conditions in the U.S., Europe and other key markets weaken, we may experience further negative impacts to our net sales, financial condition, profitability and cash flows, which could result in the need for us to record impairments.

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

Following our recent REV Transaction and the acquisition of ESG, our debt levels have increased significantly. Our ability to make required payments of principal and interest on our increased debt levels will depend on future performance of our combined businesses, which, to a certain extent, is subject to general economic, financial, competitive and other factors that are beyond our control. In addition, our credit agreement contains financial and restrictive covenants that may limit our ability to, among other things, borrow additional funds or take advantage of business opportunities. While we are currently in compliance with the financial covenants, increases in our debt or decreases in our earnings could cause us to fail to comply with these financial covenants. Our failure to comply with such covenants could result in an event of default that, if not cured or waived, could result in the acceleration of all our indebtedness or otherwise have a material adverse effect on our financial position, results of operation and debt service capability.

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

Our access to capital markets to raise funds through the sale of equity or debt securities is subject to various factors, including general economic and/or financial market conditions. Significant changes in market liquidity conditions could impact access to funding and associated funding costs, which could reduce our earnings and cash flows. If our consolidated cash flow coverage ratio is less than 2.0 to 1.0, we are subject to significant restrictions on the amount of indebtedness we can incur. Although our cash flow coverage ratio was greater than 2.0 to 1.0 at the end of 2025, there can be no assurance this will continue to occur.

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

Cancellations, reductions or delays in customer orders, customer breaches of purchase agreements, reduction in expected backlog, reductions in profitability of backlog due to fluctuations in product costs, or our inability to meet customer delivery schedules may adversely affect our results of operations.

Certain of our businesses may have a backlog due to the nature of our production and sales process, and our financial results are affected if any backlog order is deferred or canceled. Our estimates of backlog for some of our contracts could be affected by variables beyond our control and may not be entirely realized, if at all. In addition, given the nature of our customers and our markets, there is a risk that a portion of our backlog may not be fully realized in the future. Failure to realize sales from our existing or future backlog could negatively impact our financial results.

In addition, certain of our businesses, as a result of firm purchase orders from our customers, enter into agreements to produce and sell products at a specified price based upon our estimation of the cost to produce and the timing of delivery. Due to the nature of these product cost estimates and the fluctuations in input costs and availability, we may underestimate the costs of production and therefore overestimate the profitability in our backlog. As a result, the actual profitability on those sales in the future may differ materially from our initial estimates when we recorded the firm purchase order in backlog.

Our ability to meet customer delivery schedules is dependent on a number of factors including, but not limited to, access to components and raw materials, an adequate and capable workforce, assembling/engineering expertise for certain projects and sufficient manufacturing capacity. The availability of these factors may in some cases be subject to conditions outside of our control. A failure to deliver in accordance with our performance obligations may result in damage to existing customer relationships, damage to our reputation and a loss of future bidding opportunities, which could cause the loss of future business and could negatively impact our financial performance.

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

Some of our dealers and customers rely on financing with third parties to purchase our products.

We rely on sales of our products to generate cash from operations. Significant portions of our sales are financed by third-party finance companies on behalf of our dealers and customers. The availability and terms of financing to dealers and retail purchasers by third parties is affected by general economic conditions, credit worthiness of our individual dealers and customers and estimated residual value of our equipment. Deterioration in credit quality of our customers or dealers, or estimated residual value of our equipment, could negatively impact the ability of our customers or dealers to obtain resources they need to purchase our equipment. Although we assist our customers and dealers with arranging their financing with third parties for purchases of our products, some of our customers and dealers have been unable to obtain the credit they need to buy our products. There can be no assurance third-party finance companies will continue to extend credit to our customers and dealers. Additionally, a decrease in the availability of financing, more restrictive lending practices or an increase in the cost of wholesale financing can prevent dealers from carrying adequate levels of inventory, which limits product offerings available to the end customer and could lead to reduced sales of our products. For some businesses, a small number of financial institutions provide our dealers’ total financed products outstanding in a floor plan financing program at any point in time. Substantial increases in interest rates and decreases in the general availability of credit may have an adverse impact upon our business and results of operations.

High interest rates could have a dampening effect on the financial condition of some of our customers and dealers and their ability to repay credit obligations. As a result, some of our customers and dealers may need to cancel existing orders and some may be compelled to sell their equipment at less than fair value to raise cash, which could have a negative impact on residual values of our equipment. These economic conditions could have a material adverse effect on demand for our products and on our financial condition and operating results.

We are exposed to losses from providing credit support to some of our customers and dealers.

We may with the rental, leasing and acquisition of our products by facilitating financing transactions directly between (i) end-user customers, dealers, distributors and rental companies and (ii) third-party financial institutions, providing recourse in certain circumstances. The expectation of losses or non-performance is assessed based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Many of these factors, including the assessment of a customer’s or dealer’s ability to pay, are influenced by economic and market factors that cannot be predicted with certainty. Our maximum liability is generally limited to remaining payments due to the third-party financial institutions at the time of default or repurchase of the products. In the event of a default, we are generally able to recover and dispose of the equipment at a minimal loss, if any, to us.

During periods of economic weakness, collateral underlying our guarantees of indebtedness of customers can decline sharply, thereby increasing our exposure to losses. In the future, we may incur losses in excess of our recorded reserves if the financial condition of our customers was to deteriorate further or the full amount of any anticipated proceeds from the sale of the collateral supporting our customers’ financial obligations is not realized. Historically, losses related to guarantees have been immaterial; however, there can be no assurance that our historical experience with respect to guarantees will be indicative of future results.

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

The market price of our common stock may be affected by factors different from those that affected the price of our common stock before the REV Transaction and may decline as a result of the REV Transaction.

Our results of operations and the price of our common stock may begin to be affected by factors different from those factors that affected our common stock before the REV Transaction. We may now face additional risks and uncertainties to which we may not have been exposed to prior to the REV Transaction.

The market price of our common stock may decline as a result of the REV Transaction, and stockholders may lose the value of their investment in our common stock if, among other things, we are unable to achieve the expected growth in earnings, or if the anticipated benefits, including synergies, cost savings, innovation and operational efficiencies, from the REV Transaction are not realized, or if the transaction costs related to the REV Transaction are greater than expected. The market price of our common stock also may decline if we do not achieve the perceived benefits and expected synergies of the transaction as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the REV Transaction on our financial position, results of operations or cash flows is not consistent with the expectations of financial or industry analysts. The issuance of shares of our common stock in the REV Transaction could on its own have the effect of depressing the market price of our common stock. In addition, many prior REV stockholders may decide not to hold the shares of our common stock that they receive as a result of the REV Transaction. Other prior REV stockholders, such as funds with limitations on their permitted holdings of stock in individual issuers, may be required to sell the shares of our common stock they receive as a result of the REV Transaction. Any such sales of our common stock could have the effect of depressing the market price of our common stock. Moreover, general fluctuations in stock markets could have a material adverse effect on the market for, or liquidity of, our common stock, regardless of our operating performance.

Manufacturing and Operational Risks

We are exposed to political, economic and other risks that arise from operating a multinational business.

Our operations are subject to a number of potential risks. Such risks principally include:

•uncertainties and instability in global and regional economic conditions, including changes related to market conditions caused by inflation, economic recessions, and significant interest rate fluctuations;
•ongoing political instability and uncertainties, including, but not limited to, actual or anticipated military or political conflicts;
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

We obtain materials and manufactured components from third-party suppliers. Principal materials and components used in our various manufacturing processes include steel, castings, engines, transmissions, wire harnesses, axles, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. The cost and availability of these materials, components and final assemblies have varied significantly in past years. While we have seen improvements in the supply chain, additional fluctuations and disruptions are possible due to demand changes, inflation, geopolitical and economic uncertainty, regulatory and policy instability, the imposition of duties and tariffs and trade agreements/barriers, freight availability and costs, wage increases and labor shortages. The Company has mitigated these risks with price increases on our products, recouped tariffs through duty drawback and exclusions, and working with suppliers to ensure optimum pricing and inventory levels. However, if customers become unwilling to accept any future price increases in the Company’s products and the Company is unable to recover a substantial portion of increased costs from our suppliers, or through duty draw-back/exclusions, or otherwise offset the increased costs, then increased fluctuations in costs of materials or inflation generally and supply chain challenges could have a material adverse effect on the Company’s results of operation, profitability, free cash flows, and financial condition.

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a limited number of qualified suppliers or a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, global logistics network challenges and cost increases, labor shortages and disputes, shortages of materials and components, wage increases, inflation, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. We actively monitor and mitigate our supply chain risk, but there can be no assurance that our mitigation plans will be effective. Any delay or disruptions in receiving supplies could result in manufacturing inefficiencies caused by us having to wait for parts to arrive on production lines, could impair our ability to deliver products to our customers and delay sales, and, accordingly, could have a material adverse effect on our business, results of operations, financial condition and/or cash flows.

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

If our equipment does not perform as expected or should we or any government safety regulator determine that a safety or other defect or noncompliance exists with respect to our equipment, we may receive warranty claims, need to perform a safety recall campaign, or need to delay product deliveries or launches, the costs of which could become substantial. It could also lead to product liability, breach of warranty, and other claims. Additionally, certain products we manufacture for sale are subject to strict contractually established specifications using complex manufacturing processes. If we fail to meet the contractual requirements for certain products or parts, we may be subject to warranty costs to repair or replace the part itself and additional costs related to the investigation and inspection of non-complying parts. As a manufacturer of equipment, we must manage the cost and risk associated with product warranties, repairs and recalls, regulatory penalties, product liability, breach of warranty, and other claims with respect to our products. We establish warranty reserves that represent our estimate of the costs we expect to incur to fulfill our warranty obligations. We base our estimate for warranty reserves on our historical experience and other related assumptions. If actual results materially differ from these estimates, our results of operations could be materially affected. We also may not be able to enforce warranties to recover losses from suppliers if such suppliers refuse to honor a warranty or go out of business. Overall, any actual or perceived defect or quality issue in our products could lead to negative public perceptions about the safety of our products and could cause harm to our overall business, reputation, financial condition and operating results.

A material disruption to one of our significant manufacturing plants may cause significant lost production and adversely affect our results of operations.

If operations at a significant facility were disrupted as a result of equipment failures, natural disasters, health epidemics, work stoppages, power outages or other reasons, our business, financial conditions and results of operations could be adversely affected. Interruptions in production, and subsequent prolonged startup periods, could cause a significant loss in production, increase costs and delay the delivery of units in production, negatively impacting our customers and dealers. Production capacity limits could cause us to reduce or delay sales efforts until production capacity is available. Although we carry property and business interruption insurance, our coverage may not be adequate to compensate us for all losses that may occur.

Information Technology Risks

A failure of a key information technology system or a breach of our information security from increased cybersecurity threats and more sophisticated computer crime could adversely impact our ability to conduct business and our operating results.

We rely extensively on information technology systems and networks, some of which are managed by third parties, to process, transmit and store electronic information (including sensitive data such as confidential business information and personally identifiable data relating to employees, customers and other business partners), and to manage or support a variety of critical business processes and activities. As technology continues to evolve, we anticipate that we will collect and store even more data in the future and that our systems will increasingly use remote communication. Operating these information technology systems and networks and processing and maintaining related data in a secure manner is critical to our business operations and strategy. We continuously seek to maintain a robust program of information security and controls, but these systems may not function as intended, be damaged, disrupted or shut down due to attacks by computer hackers, computer viruses, employee error or malfeasance, power outages, hardware failures, telecommunication or utility failures, the failure of third-party providers, catastrophes or other unforeseen events, and in any such circumstances our system redundancy and other disaster recovery planning may be ineffective or inadequate. If our business continuity plans do not effectively resolve such issues on a timely basis, we may suffer interruptions in conducting our business which may adversely impact our reputation and operating results.

The current cyber threat environment continues to indicate increased risk for all companies, with cyber-attacks expanding in both frequency and sophistication. These threats may be further enhanced in frequency, sophistication and intensity through threat actors’ adoption of artificial intelligence technologies, which are becoming more rapidly developed and adopted. Like other global companies, we have experienced cyber threats and incidents in our systems and those of our customers, suppliers and third-party service providers, and we have experienced viruses and attacks targeting our information technology systems and networks, although none have had a material adverse effect on our business or financial condition. Our information security efforts include programs designed to address security governance, identification and protection of critical assets, insider risk, third-party risk and cyber defense operations. We are also utilizing artificial intelligence technologies to help detect and defend against cyber threats. While these measures are designed to reduce the risk of a breach or failure of our information technology systems, no security measures or countermeasures can guarantee that the Company will not experience a significant information security incident in the future. A failure of or breach in information technology security, particularly through malicious cyber-attacks, could expose us and our customers, distributors and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data, defective products, production downtimes and operations disruptions. In addition, such breaches in security could result in misstated financial information, regulatory action, fines and litigation, reputational damage, and other potential liabilities, as well as the costs and operational consequences of implementing further data protection measures, each of which could have a material adverse effect on our business or results of operations.

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

The use of artificial intelligence technologies to improve our business operations, information systems, products, services and features may continue to become more important but poses risks and challenges. The use of artificial intelligence technologies can pose risks from an intellectual property, confidential data leakage, data protection and privacy perspective, as well as raise ethical concerns, compliance issues, and security risks. As artificial intelligence technologies rapidly develop and evolve, and become subject to dynamic and evolving regulatory requirements, the safe and responsible integration of such may be challenging and may impose significant costs, time burdens on management and employees, expertise personnel requirements and risk management burdens on the Company. There is also no guarantee that our use of artificial intelligence will enhance our technologies, benefit our business operations, or produce products and services that are preferred by our customers. Any artificial intelligence technologies that we do develop or utilize may ultimately be deficient, inaccurate, biased, incomplete or flawed, which could result in competitive harm, regulatory penalties, legal liability, brand or reputational harm and financial harm.

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

Legal, Regulatory & Compliance Risks

We face product liability claims, litigation and other liabilities.

In our lines of business, numerous suits have been filed alleging damages for accidents that have occurred during use, misuse or operation of our products. We are self-insured, up to certain limits, for these product liability exposures, as well as for certain exposures related to general, workers’ compensation and automobile liability. We obtain insurance coverage for catastrophic losses as well as those risks where insurance is required by law or contract. We do not believe that the outcome of such matters will have a material adverse effect on our consolidated financial position; however, any significant liabilities not covered by insurance could have an adverse effect on our financial condition. In addition, we may incur significant costs to defend product liability claims and reputational damage from such claims, even if we are ultimately successful in defending them.

In the ordinary course of business, we are subject to various other claims, litigation, government investigations, enforcement actions and other proceedings initiated by government authorities or private parties related to our activities or the industries in which we operate. Such matters, whether with or without merit, can be time-consuming and expensive to defend, divert management’s attention and resources, result in reputational damage to the Company, result in significant damages or other costs, and otherwise have a material adverse effect on our business, financial condition and results of operations. In addition, we are in the early stages of industry anti-trust class action lawsuits in which we have been named a defendant. We believe these anti-trust class actions are without merit and will continue to vigorously oppose them, no assurance can be given as to the final resolution of such litigation or that we will not ultimately be required to pay damages or other costs related to such actions.

We operate in many different jurisdictions and we could be adversely affected by violations of the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act and similar worldwide anti-corruption laws.

We must comply with all applicable laws, including the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials for the purpose of obtaining or retaining business. Our global activities and distribution model are subject to risk of corruption by our employees, sales agents, distributors, dealers and other third parties that transact Terex business, particularly because these parties are generally not subject to our control. We have an internal policy that expressly prohibits engaging in any commercial bribery and public corruption, including facilitation payments. We conduct compliance risk reviews and assessments, have implemented training programs for our employees with respect to our prohibition against public corruption and commercial bribery, and perform reputational due diligence on certain third parties that transact Terex business. However, we cannot assure you that our policies, procedures and programs will always protect us from reckless or criminal acts committed by our employees or third parties that transact Terex business. We have a zero-tolerance policy for violations of anti-corruption laws and our anti-corruption policy. In the event we believe or have reason to believe our employees, agents, representatives, dealers or distributors or other third parties that transact Terex business have or may have violated our anti-corruption policy or applicable anti-corruption laws, we investigate or have outside counsel investigate relevant facts and circumstances. Although we have a compliance program in place designed to reduce the likelihood of potential violations of such laws, violations of anti-corruption laws could occur and could result in significant fines, criminal or civil sanctions against us or our employees, prohibitions on the conduct of our business including our business with the U.S. government, an adverse effect on our reputation, business, results of operations and financial condition and a violation of our injunction or cease and desist order with the SEC. See Risk Factor entitled, “We must comply with an injunction and related obligations imposed by the SEC.”

Our operations, products, and the industries in which we operate are subject to environmental, health and safety laws and regulations, and we may face significant costs or liabilities associated with a failure to meet sustainability or environmental, health and safety requirements or expectations.

Our operations are subject to a variety of federal, state, local and foreign environmental and workers’ health and safety laws and regulations concerning, among other things, water and air discharges, noise pollution, solid and hazardous waste generation, management and disposal, remediation of releases of hazardous materials, employee health and safety, and engine fuel economy and emissions from the products we manufacture. Some environmental laws impose strict, retroactive and joint and several liability for the remediation of the release of hazardous substances, which could subject us to liability without regard to whether we were negligent or at fault. Environmental, health and safety laws and regulations continue to evolve, and we may become subject to increasingly stringent environmental standards in the future, which could increase costs of compliance or require us to manufacture with alternative technologies and materials. We are required to obtain and maintain environmental, health and safety permits and approvals for our facilities and operations. Our failure to comply with such laws, regulations, permits and approvals could expose us to substantial fines or penalties and to civil and criminal liability. These liabilities, sanctions, damages and remediation efforts related to any non-compliance with such laws and regulations could have a material adverse effect on our business or results of operations. No such incidents have occurred which required us to pay material amounts to comply with such laws and regulations.

In addition, product compliance laws and regulations impose a variety of environmental requirements, including emissions and performance standards, on certain products we manufacture. These laws and regulations govern features such as vehicle fuel efficiency, emissions (including greenhouse gas emissions), and noise and safety, and are expected to continue to add to the cost of certain of our products and increase the engineering and product development programs of certain businesses. These standards, as well as other federal and state emissions and other standards applicable to certain products we manufacture, have increased and will continue to increase costs of development for engines and products and administrative costs arising from implementation of the standards, and have impacted in recent years and may continue to impact the cost or availability of certain items, such as chassis, used in our products. In addition, regulatory proposals under consideration or those that are proposed in the future may set standards that are difficult to achieve or adversely affect our results of operations due to increased research, development, or warranty costs or otherwise.

Concerns regarding sustainability matters have resulted, and may continue to result, in new legal and regulatory requirements, including, but not limited to, the European Union’s European Sustainability Reporting Standards under the Corporate Sustainability Reporting Directive and California’s Climate Corporate Data Accountability Act. Sustainability is integral to our strategic business priorities, including product innovation and solutions that enable our customers to operate in safe and sustainable ways. We have devoted and expect to have to continue to devote expenditures and resources toward designing and manufacturing new forms of equipment that satisfy new laws/regulations and market expectations and complying with sustainability reporting obligations. Any sustainability goals, commitments, and targets reflect plans and do not guarantee that we will be able to achieve them. Maintaining a strong reputation with team members, customers, investors, stakeholders and communities is critical to the success of our business. A failure, or perceived failure (whether or not valid), to act responsibly with respect to the environment, achieve our sustainability goals, maintain sustainability practices, comply with sustainability regulations, or meet expectations related to sustainability concerns, could harm our reputation, adversely impact our ability to attract and retain customers and qualified and talented team members, have an adverse effect on our future financial results or cause harm to our business.

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

Human Capital Risks

We rely on key management, employees and skilled labor, and we may be unable to attract, develop, engage and retain qualified team members.

We rely on the management and leadership skills of our senior management team, particularly those of the Chief Executive Officer. Additionally, certain key employees have extensive experience in our markets and are familiar with our business, systems and processes. The loss of the services of key employees or senior management, or the inability to identify, hire, develop and retain other highly qualified personnel for such roles in the future, could adversely affect the quality and profitability of our business operations, at least in the short to medium term.

Additionally, our ability to maintain or expand our business and execute our strategy depends on our ability to attract, hire, train, develop, engage, motivate and retain qualified team members with the requisite education, background, experience and skills necessary to understand and adapt to the continuously developing needs of our customers. Efforts to attract talent to fill open roles with labor availability constraints and wage inflation can take more time and cost us significantly more. Moreover, constrained labor conditions and wage inflation pressures may mean that retention of existing talent may continue to require significant additional pay and incentives. If we fail to attract, hire, train, develop, engage, motivate and retain qualified personnel, or if we experience prolonged excessive turnover, we may experience declining sales, manufacturing delays, the loss of knowledge of departing employees or other inefficiencies, increased recruiting, hiring, onboarding and training resources, relocation costs and other difficulties, and our business, financial condition, results of operations and cash flows could be materially and adversely affected.

We may be adversely impacted by work stoppages and other labor matters.

As of December 31, 2025, approximately one percent of our team members in the U.S. were represented by labor unions. While we have no reason to believe that we will be impacted by work stoppages or other labor matters, we cannot assure that future issues with our team members or labor unions will be resolved favorably or that we will not encounter future strikes, further unionization efforts or other types of conflicts with labor unions or our team members. From time to time, union organizers may work to organize employees at some of our facilities. If union representation is implemented at additional sites and we are unable to agree with the union on reasonable employment terms, including wages, benefits, and work rules, we could experience a significant disruption of our operations and incur higher ongoing labor costs. Any of these factors may have an adverse effect on us or may limit our flexibility in managing our workforce.

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

Terex utilizes the concept of defense in depth and deploys multiple layers of controls across operations to manage cybersecurity risk. Our GCG monitors and evaluates our cybersecurity infrastructure and performance on an ongoing basis through regular assessments, vulnerability scans, penetration tests and threat intelligence feeds, enabling Terex to identify, prioritize, and effectively manage risks. We are also utilizing artificial intelligence technologies to help detect and defend against cyber threats. Additionally, our GCG engages an external third party to complete an annual red team penetration test to assess our preparedness. We apply lessons learned from our defense and monitoring efforts to help prevent future attacks. We also provide awareness training to our team members to help identify, avoid and mitigate cybersecurity threats. Our team members with network access participate annually in required training, including spear phishing and other awareness training. Terex also conducts at least one cyber-incident tabletop exercise annually in collaboration with outside counsel, cybersecurity insurance carriers and/or other third parties. We recognize the responsibility that comes with deploying and using advanced technologies, such as artificial intelligence, and are committed to educating team members on the safe and responsible use of the technology. Our Senior Director, Risk Management, works closely with our VP Cybersecurity and information technology department to ensure we are aligned and covered with respect to any cybersecurity insurance coverage needs and overall risk management strategies.

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

ITEM 2.    PROPERTIES

As of December 31, 2025, our principal manufacturing, distribution, service and office facilities comprised a total of approximately seven million square feet of space worldwide. The following table outlines the principal manufacturing, distribution, service and office facilities owned, leased or utilized through logistics service agreement (as indicated below) by the Company and its subsidiaries in relation to our continuing businesses:

BUSINESS SEGMENT	FACILITY LOCATION	BUSINESS SEGMENT	FACILITY LOCATION

Corporate/Other	Norwalk, Connecticut (1)	MP (Continued)	Dungannon, Northern Ireland
	Schaffhausen, Switzerland (1)		Omagh, Northern Ireland (1)
Multiple Business Segments	Southaven, Mississippi (1)		Cookstown, Northern Ireland
	Changzhou, China		Newton, New Hampshire
	Roosendaal, Netherlands (1)(2)		Canton, South Dakota
ES	Birmingham, Alabama(1)		Fort Wayne, Indiana
	Fort Payne, Alabama (1)		Olds, Alberta Canada (1)
	Vernon, Alabama		Bad Schönborn, Germany
	Chattanooga, Tennessee (1)		Brisbane, Australia (1)
	Huron, South Dakota		Monaghan, Republic of Ireland
	Watertown, South Dakota		Mount Vernon, Missouri
	Waukesha, Wisconsin(1)	Aerials	Moses Lake, Washington (1)
MP	Louisville, Kentucky		North Bend, Washington (1)
	Durand, Michigan		Redmond, Washington (1)
	Coalville, England		Bothell, Washington (1)
	Hosur, India (1)		Umbertide, Italy
	Subang Jaya, Malaysia(1)		Monterrey, Mexico
	Ballymoney, Northern Ireland		Sanand, Gujarat, India
	Campsie, Northern Ireland		Rockhill, South Carolina
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

ITEM 3.    LEGAL PROCEEDINGS

We are involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial, class actions, intellectual property and tax litigation, which have arisen in the normal course of operations. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract with retained liability to us or deductibles. We believe the outcome of such matters, individually and in aggregate, will not have a material adverse effect on our consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in us incurring significant liabilities which could have a material adverse effect on our results of operations.

For information regarding litigation and other contingencies and uncertainties, see Note L – “Litigation and Contingencies,” in the Notes to Consolidated Financial Statements.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol TEX. Certain of our debt agreements contain restrictions as to the payment of cash dividends to stockholders. In addition, Delaware law limits payment of dividends. In February 2026, Terex’s Board declared a dividend of $0.17 per share, which will be paid on March 19, 2026 to the Company’s stockholders of record as of March 6, 2026. Any additional payments of dividends will depend upon our financial condition, capital requirements and earnings, as well as other factors that the Board may deem relevant.

As of February 10, 2026, there were 441 registered stockholders of record of our common stock.

Performance Graph

The following stock performance graph is intended to show our stock performance compared with that of comparable companies. The stock performance graph shows the change in market value of $100 invested in our common stock, the Standard & Poor’s (“S&P”) 500 Stock Index and the S&P 500 Industrial Machinery & Supplies & Components Index for the period commencing December 31, 2020 through December 31, 2025. The cumulative total stockholder return assumes dividends are reinvested. The stockholder return shown on the graph below is not indicative of future performance.

We believe that our diversified portfolio of businesses, which evolves in accordance with acquisitions, divestitures and other transactions, is better benchmarked against the S&P 500 Industrial Machinery & Supplies & Components Index for comparison prospectively rather than a self-selected peer group of individual companies.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Terex Corporation, the S&P 500 Index
and the S&P 500 Industrial Machinery & Supplies & Components Index

$250
$200
$150
$100
$50
$0
12/20
12/21
12/22
12/23
12/24
12/25
Terex Corporation
S&P 500
S&P 500 Industrial Machinery & Supplies & Components

*$100 invested on 12/31/20 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	12/20	12/21	12/22	12/23	12/24	12/25
Terex Corporation	100.00	127.20	125.35	170.61	138.90	162.84
S&P 500	100.00	128.71	105.40	133.10	166.40	196.16
S&P 500 Industrial Machinery & Supplies & Components	100.00	122.96	104.62	131.90	146.60	159.55
Copyright© 2025 Standard & Poor's, a division of S&P Global. All rights reserved.

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended December 31, 2025 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
October 1, 2025 – October 31, 2025	1,356	$52.46	—	$183,005
November 1, 2025 – November 30, 2025	2,322	$46.25	—	$183,005
December 1, 2025 – December 31, 2025	6,387	$52.48	—	$183,005
Total	10,065	$51.04	—	$183,005
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

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, mobile elevating work platforms (MEWPs), and equipment for the electric utility industry. We design, build, and support products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, and the entertainment industry. We provide lifecycle support to our customers through our global parts and services organization, and offer complementary digital solutions, designed to help our customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) ES, (ii) MP, and (iii) Aerials.

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

We discuss forward-looking information related to expected earnings before interest, taxes, depreciation and amortization (“EBITDA”) and earnings per share (“EPS”) excluding the impact of potential future acquisitions, divestitures, restructuring, tariffs, trade policies and other unusual items. Our 2026 outlook for EBITDA and EPS is a non-GAAP financial measure because it excludes unusual items. We are not able to reconcile these forward-looking non-GAAP financial measures to our most directly comparable forward-looking GAAP financial measures without unreasonable efforts because we are unable to predict with a reasonable degree of certainty the exact timing and impact of such items. The unavailable information could have a significant impact on our full year 2026 GAAP financial results. This forward-looking information provides guidance to investors about our EBITDA and EPS expectations excluding these unusual items that we do not believe are reflective of our ongoing operations.

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

Non-GAAP measures also include Net Operating Profit After Tax (“NOPAT”) as adjusted, operating profit as adjusted, effective tax rate as adjusted and stockholders’ equity as adjusted, which are used in the calculation of our after tax return on invested capital (“ROIC”) (collectively the “Non-GAAP Measures”), which are discussed in detail below.

Overview

Safety remains a top priority for Terex, not only for our team members but also our customers. In 2025, our teams delivered our strongest safety performance to date while maintaining reliable delivery of equipment and services.

We remain focused on executing our strategic priorities by investing to expand our presence in resilient and profitable end markets. As part of our ongoing portfolio evaluation to reduce business cyclicality, we completed the divestiture of our tower and rough terrain cranes businesses. We continue to deploy the Terex Operating System (“TOS”) to further enhance the efficiency of our operational footprint, reduce fixed costs, and drive sustained improvements in operational execution. In addition, we completed the integration of ESG and are ahead of our commitment to deliver $25 million of synergies.

Overall, 2025 financial performance demonstrated continued focus on our customers and our operational performance while navigating through a very dynamic environment, including tariffs. Net sales grew by 5.7% to $5.4 billion as the full year contribution from the ESG acquisition more than offset declines in Aerials and MP driven by channel adjustment. ESG continued to execute very well from higher throughput and profitability. We achieved operating profit of $475 million and free cash flow of $325 million, which translates to 147% of free cash flow conversion. Working capital reductions remain a key priority of our capital allocation strategy to deliver value to shareholders while investing for longer-term organic growth.

Our ES segment sales increased 12.7% year over year on a proforma basis to $1.7 billion driven by improved throughput and delivery of refuse collection vehicles and utilities trucks. ES delivered strong operating margins of 13.8%, driven by improved operational execution, positive customer and product mix and synergies.

MP executed well in 2025 despite a challenging macro environment. Full year sales of $1.7 billion were 11.6% lower than 2024 due to macro uncertainty, high interest rates which remain a headwind for rent to own conversions and weak European demand. On the aggregates side, we saw machines on rent longer than usual, impacting dealers' replenishment of new units. Despite the headwinds, MP delivered an operating margin of 13.9% from tight cost control and gain on the sale of its tower and rough terrain cranes businesses. MP ended 2025 with $71 million more backlog than the prior year providing positive momentum heading into 2026.

Aerials 2025 sales declined by 14.5% year over year driven by less demand from independent rental customers who are more exposed to smaller interest rate sensitive projects. We are encouraged to see year over year 7% growth in the fourth quarter driven by replacement demand from mega projects. Aerials full year operating profit of 5.0% is 620 basis point lower than prior year driven by deliberate production cuts in Q1, unfavorable customer mix and tariffs.

In 2025, our largest market remained North America, which represented approximately 72% of our global sales. As compared to the prior year, sales were up in North America driven by the ESG acquisition and down in all other major geographies.

We continued to execute our capital allocation strategy in 2025 by driving more operational cash through tighter net working capital management and redeploying it to repurchase our shares opportunistically. Our net working capital as a percentage of trailing three- month annualized sales improved from 24.0% in December 2024 to 20.8% in December 2025. We continue to invest in our businesses with $118 million deployed for capital expenditures to support business growth. We also returned $98 million to shareholders through share repurchases and dividends in 2025. We ended the year with $1.6 billion of liquidity with no near-term debt maturities, repriced our term loan lowering interest rate by 25 basis points and maintained our corporate ratings.

Our key end markets remain resilient with reliable replacement and aftermarket demand, strengthened by the opportunity to differentiate through quality, technology and life-cycle support. Waste & recycling market is expected to be fueled by population and economic growth, disciplined fleet replacement vehicle innovation that lowers operating costs, and digital solutions. We anticipate Utilities market growth to be sustained by increasing demand for the U.S. electrical grid with majority of data center related growth still to come. Within Infrastructure, we believe there is plenty of runway with previously allocated government spending, with a need for more investments ahead.

We completed the REV Transaction on February 2, 2026 and our 2026 outlook includes REV for the period following the closing of the transaction. We expect 2026 sales of between $7.5 billion and $8.1 billion, EBITDA between $930 million to $1 billion and earnings per share between $4.50 to $5.00 based on the higher share count resulting from the completion of the transaction. We are operating in a complex environment with many macroeconomic variables and geo-political uncertainties and results could change negatively or positively. The outlook we are providing does not account for any potential future acquisitions or divestitures that have not been previously disclosed.

ROIC

ROIC and other Non-GAAP Measures (as calculated below) assist in showing how effectively we utilize capital invested in our operations. ROIC is determined by dividing the sum of NOPAT for each of the previous four quarters by the average of Debt less Cash and cash equivalents plus Stockholders’ equity for the previous five quarters. NOPAT for each quarter is calculated by multiplying Operating profit by one minus the full year 2025 effective tax rate as adjusted. Debt is calculated using amounts for Current portion of long-term debt plus Long-term debt, less current portion. We calculate ROIC using the last four quarters’ NOPAT as this represents the most recent 12-month period at any given point of determination. In order for the denominator of the ROIC ratio to properly match the operational period reflected in the numerator, we include the average of five quarters’ ending balance sheet amounts so that the denominator includes the average of the opening through ending balances (on a quarterly basis) thereby providing, over the same time period as the numerator, four quarters of average invested capital.

In the calculation of ROIC, we adjust operating profit, effective tax rate, and stockholders’ equity to remove the effects of the impact of certain transactions in order to create a measure that is more useful to understanding our operating results and the ongoing performance of our underlying business excluding the impact of unusual items as shown in the tables below. Our management and Board use ROIC as one measure to assess operational performance, which is also included in certain compensation programs. We use ROIC as a metric because we believe it measures how effectively we invest our capital and provides a better measure to compare ourselves to peer companies to assist in assessing how we drive operational improvement. We believe ROIC measures return on the amount of capital invested in our businesses and is an accurate and descriptive measure of our performance. We also believe adding Debt less Cash and cash equivalents to Stockholders’ equity provides a better comparison across similar businesses regarding total capitalization, and ROIC highlights the level of value creation as a percentage of capital invested. As the tables below show, our ROIC at December 31, 2025 was 11.7%.

Amounts described below are reported in millions of U.S. dollars, except for the effective tax rate as adjusted. Amounts are as of and for the three months ended for the periods referenced in the tables below.

	Dec '25	Sep '25	Jun '25	Mar '25	Dec '24
Effective tax rate as adjusted	13.5%	13.5%	13.5%	13.5%
Operating profit as adjusted	123	168	164	111
Multiplied by: 1 minus effective tax rate as adjusted	86.5%	86.5%	86.5%	86.5%
Net operating income (loss) after tax as adjusted	$106	$145	$142	$96
Debt	$2,584	$2,593	$2,593	$2,586	$2,584
Less: Cash and cash equivalents	(772)	(509)	(374)	(298)	(388)
Debt less Cash and cash equivalents	1,812	2,084	2,219	2,288	2,196
Stockholders’ equity as adjusted	2,231	2,156	2,079	1,931	1,881
Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted	$4,043	$4,240	$4,298	$4,219	$4,077

December 31, 2025 ROIC	11.7%
NOPAT as adjusted (last 4 quarters)	$489
Average Debt less Cash and cash equivalents plus Stockholders’ equity as adjusted (5 quarters)	$4,175

	Three months ended 12/31/25	Three months ended 9/30/25	Three months ended 6/30/25	Three months ended 3/31/25
Reconciliation of operating profit:
Operating profit as reported	$137	$140	$129	$69
Adjustments:
Restructuring and other	5	5	12	6
Purchase price accounting	20	20	20	21
Deal related	2	3	3	5
Litigation related	—	—	—	10
Divestitures	(41)	—	—	—
Operating profit as adjusted	$123	$168	$164	$111

	As of 12/31/25	As of 9/30/25	As of 6/30/25	As of 3/31/25	As of 12/31/24
Reconciliation of Stockholders’ equity:
Stockholders’ equity as reported	$2,095	$2,017	$1,965	$1,844	$1,832
Effects of adjustments, net of tax:
Restructuring and other	28	23	19	9	3
Purchase price accounting	102	85	68	50	32
Deal related	37	26	23	19	14
Litigation related	8	8	8	8	—
Equity security related	(3)	(3)	(4)	1	—
Divestitures	(36)	—	—	—	—
Stockholders’ equity as adjusted	$2,231	$2,156	$2,079	$1,931	$1,881

Twelve Months Ended December 31, 2025	Income (loss) from continuing operations before income taxes	(Provision for) benefit from income taxes	Income tax rate
Reconciliation of the full year 2025 effective tax rate:
As reported	$292	$(71)	24.3%
Effect of adjustments:
Restructuring and other	28	(7)
Purchase price accounting	82	(19)
Deal related	26	(6)
Equity security related	(3)	1
Litigation related	10	(2)
Divestitures	(41)	10
Tax related benefit(1)	—	27
Tax related to Swiss deferred tax asset	—	14
As adjusted	$394	$(53)	13.5%
(1) The amount represents tax benefit arising from foreign tax legislative changes, in addition to tax planning associated with restructuring activity.

RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and accompanying notes included in Exhibit 15 (a) (1) and (2) Financial Statements and Financial Statement Schedules of this Annual Report on Form 10-K. This section of our Annual Report on Form 10-K generally discusses 2025 and 2024 and provides a year-over-year comparison of 2025 and 2024. Discussions of 2023 and year-over-year comparison of 2024 and 2023 are not included in this document and can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Consolidated

	2025		2024		2023
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2025 vs 2024
	($ amounts in millions)
Net sales	$5,421	—	$5,127	—	$5,152	—	5.7%
Gross profit	1,051	19.4%	1,068	20.8%	1,177	22.8%	(1.6)%
SG&A expenses	576	10.6%	542	10.6%	540	10.5%	6.3%
Operating profit	475	8.8%	526	10.3%	637	12.4%	(9.7)%

Net sales for the year ended December 31, 2025 increased $294 million when compared to 2024, primarily due to sales generated from the recently acquired ESG business, partially offset by lower end-market demand across most product lines and geographies within Aerials and MP.

Gross profit for the year ended December 31, 2025 decreased $17 million when compared to 2024, primarily due to the impact of Aerials and MP’s lower sales volume and unfavorable absorption due to production adjustments as well as tariffs within Aerials, partially offset by strong ES performance and a favorable discrete item of approximately $18 million pertaining to the release of a customs-related contingency in Aerials.

SG&A expenses for the year ended December 31, 2025 increased $34 million when compared to 2024, primarily due to additional compensation costs related to the recently acquired ESG business, a one-time litigation related charge and higher restructuring and integration costs, partially offset by gain on the sale of the tower and rough terrain cranes businesses within MP and cost reductions within Aerials and MP.

Operating profit for the year ended December 31, 2025 decreased by $51 million when compared to 2024, primarily due to the impact of Aerials’ lower sales volume, production adjustments and unfavorable tariffs, partially offset by strong ES performance, gain on the sale of the tower and rough terrain cranes businesses within MP, an Aerials discrete item and cost reduction actions within Aerials and MP.

Environmental Solutions

	2025		2024		2023
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2025 vs 2024
	($ amounts in millions)
Net sales	$1,691	—	$822	—	$578	—	105.7%
Operating profit	234	13.8%	82	10.0%	50	8.7%	185.4%

Net sales for the year ended December 31, 2025 increased $869 million when compared to 2024 primarily due to sales generated by the acquired ESG business and growth driven by strong throughput and delivery of refuse collection vehicles and utilities trucks. See Note D - “Acquisitions and Divestitures” in our Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Operating profit for the year ended December 31, 2025 increased $152 million when compared to 2024 primarily due to operating profit generated by the acquired ESG business and continued margin improvements in both ESG and Terex Utilities. See Note D - “Acquisitions and Divestitures” in our Consolidated Financial Statements for additional information regarding the acquisition of ESG.

Materials Processing

	2025		2024		2023
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2025 vs 2024
	($ amounts in millions)
Net sales	$1,681	—	$1,902	—	$2,227	—	(11.6)%
Operating profit	234	13.9%	252	13.2%	359	16.1%	(7.1)%

Net sales for the year ended December 31, 2025 decreased by $221 million when compared to 2024, primarily due to lower channel requirements and end-market demand across most product lines and geographies.

Operating profit for the year ended December 31, 2025 decreased $18 million when compared to 2024, primarily due to lower sales volume, partially offset by gain on sale of tower and rough terrain cranes businesses and cost reductions.

Aerials

	2025		2024		2023
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2025 vs 2024
	($ amounts in millions)
Net sales	$2,060	—	$2,410	—	$2,352	—	(14.5)%
Operating profit	103	5.0%	271	11.2%	321	13.6%	(62.0)%

Net sales for the year ended December 31, 2025 decreased $350 million when compared to 2024, primarily due to lower end-market demand across most product lines and geographies.

Operating profit for the year ended December 31, 2025 decreased $168 million when compared to 2024, primarily due to lower sales volume, increased tariff expenses, production adjustments and a one-time litigation related charge, partially offset by a favorable discrete item of approximately $18 million pertaining to the release of a customs-related contingency and cost reductions.

Corporate and Other / Eliminations

	2025		2024		2023
		% of Sales		% of Sales		% of Sales	% Change in Reported Amounts 2025 vs 2024
	($ amounts in millions)
Net sales	$(11)	—	$(7)	—	$(5)	—	(57.1)%
Loss from operations	(96)	*	(79)	*	(93)	*	(21.5)%
* Not a meaningful percentage

Net sales for the year ended December 31, 2025 decreased $4 million when compared to 2024, primarily due to changes in intercompany eliminations and lower sales for government programs.

Loss from operations for the year ended December 31, 2025 increased $17 million when compared to 2024. The increase in operating loss is primarily due to changes in intercompany eliminations and lower sales for government programs.

Other

	2025	2024	2023	% Change in Reported Amounts 2025 vs 2024
	($ amounts in millions)
Interest (expense), net of interest income	$(165)	$(76)	$(56)	(117.1)%
Other income (expense) – net	(18)	(42)	(1)	57.1%
(Provision for) benefit from income taxes	(71)	(73)	(63)	2.7%
Gain (loss) on disposition of discontinued operations – net of tax	—	—	1	*
* Not a meaningful percentage

Interest Expense, Net of Interest Income

During the year ended December 31, 2025, interest expense, net of interest income, was $165 million or $89 million higher when compared to 2024, primarily due to the issuance of additional debt in the fourth quarter of 2024 to finance the ESG acquisition.

Other Income (Expense) – Net

Other income (expense) – net for the year ended December 31, 2025 was an expense of $18 million, compared to $42 million in 2024. The decrease in expense was primarily due to net gains recorded on equity securities and lower deal related costs in 2025.

Income Taxes

During the year ended December 31, 2025, we recognized income tax expense of $71 million on income of $292 million, an effective tax rate of 24.3%, as compared to income tax expense of $73 million on income of $408 million, an effective tax rate of 17.8%, for the year ended December 31, 2024. The higher effective tax rate for the year ended December 31, 2025 when compared to the year ended December 31, 2024 was primarily due to an increase in unfavorable discrete items of which the most significant relates to change in German tax legislation.

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

If the qualitative assessment indicates a quantitative analysis should be performed or a quantitative analysis is directly elected, we evaluate goodwill for impairment by comparing the fair value of each of our reporting units to its carrying value, including the associated goodwill. We use a combination of the income approach (discounted cash flows) and market approach (market multiples) in estimating the fair value of our reporting units. When preparing discounted cash flow models under the income approach, we estimate future cash flows using the reporting unit’s internal multi-year forecast, and a terminal value calculated using a growth rate that we believe is appropriate in light of current and expected future economic conditions. To discount these cash flows, we use our expected weighted average cost of capital, determined using a capital asset pricing model. When using the market method under the market approach, we apply comparable publicly traded companies’ multiples (e.g., earnings, revenues) to our reporting units’ operating results. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit. In connection with the annual impairment test conducted as of October 1, 2025, we bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which exceeded its respective carrying amount at the annual impairment test date.

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

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At December 31, 2025, we had cash and cash equivalents of $772 million and undrawn availability under our revolving line of credit of $800 million, giving us total liquidity of approximately $1,572 million. During the year ended December 31, 2025, our liquidity increased by approximately $384 million from December 31, 2024, primarily due to cash generated from operations, proceeds from sale of business and equity securities, and settlement of net investment hedges, partially offset by cash used in capital expenditures, share repurchases and dividends.

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

We had free cash flow of $325 million for the year ended December 31, 2025. The following table reconciles net cash provided by (used in) operating activities to free cash flow (in millions):

Year Ended 12/31/2025
Net cash provided by (used in) operating activities	$440
Capital expenditures, net of proceeds from sale of capital assets	(115)
Free cash flow (use)	$325

Pursuant to terms of our trade accounts receivable factoring arrangements, during the year ended December 31, 2025, we sold, without material recourse, approximately $702 million of trade accounts receivable to enhance liquidity.

Working capital as a percentage of trailing three month annualized net sales was 20.8% at December 31, 2025. The following tables show the calculation of our working capital and trailing three months annualized sales as of December 31, 2025 (in millions):

Three months ended December 31, 2025
Net sales	$1,318
x	4
Trailing three month annualized net sales	$5,272

As of December 31, 2025
Inventories	$1,109
Receivables	712
Trade accounts payable	(683)
Customer advances and Short-term unearned revenue	(44)
Working capital	$1,094

We remain focused on the use of TFS to drive incremental sales by facilitating customer financing solutions in key markets.

During the year ended December 31, 2025, we repurchased 1,360,706 shares of common stock for $53 million leaving approximately $183 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in each quarter of 2025, which were paid to our stockholders. In February 2026, our Board declared a dividend of $0.17 per share, which will be paid on March 19, 2026 to our stockholders of record as of March 6, 2026.

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

The Company’s material cash requirements include the following contractual and other obligations:

Debt
As of December 31, 2025, the Company had outstanding debt of $2,552 million, with no payment due within 12 months, exclusive of minimum lease payments for capital lease obligations and secured borrowings. Future interest payments associated with such outstanding debt are approximately $707 million with $150 million payable within 12 months. For detailed debt information see Note I – “Long Term Obligations” in Notes to Consolidated Financial Statements.

Leases
The Company has leases for real property, vehicles and office and industrial equipment. As of December 31, 2025, the Company had contractual fixed costs primarily related to lease commitments of approximately $165 million, with $46 million payable within 12 months. For detailed lease information see Note J – “Leases” in Notes to Consolidated Financial Statements.

Purchase Obligations
As of December 31, 2025, the Company had purchase obligations of approximately $618 million, with substantially all purchase obligations payable within 12 months. Purchase obligations predominantly include cancellable and some non-cancellable commitments which may contain cancellation penalty provisions.

We reported a liability of $20 million related to unrecognized tax benefits as of December 31, 2025. We expect this liability to decrease approximately by $5 million due to payments related to expected effective audit settlement in 2026.

Additionally, at December 31, 2025, we had outstanding letters of credit that totaled $85 million and maximum exposure of $53 million for credit guarantees outstanding related to recourse provided to third-party financial institutions when customers finance the purchase of equipment.

We maintain defined benefit pension plans for some of our U.S. and non-U.S. operations. It is our policy to fund the retirement plans at the minimum level required by applicable regulations. In 2025, we made cash contributions and payments to the retirement plans of $11 million, and we estimate that our retirement plan contributions will be approximately $4 million in 2026. Changes in market conditions, changes in our funding levels or actions by governmental agencies may result in accelerated funding requirements in future periods.

In 2026, we expect approximately $185 million in capital expenditures, including capital expenditures in the REV business, with our largest expenditures related to our manufacturing facility in the U.S. and transformation initiatives.

On February 2, 2026, we completed the REV Transaction where REV shareholders received 0.9809 share of Terex and $8.71 in cash consideration for each share of REV (representing total cash consideration of $426 million). In connection with the REV Transaction, there were an additional 48.1 million shares of Terex issued upon conversion.

Cash Flows

Cash provided by operations was $440 million and $326 million for the years ended December 31, 2025 and 2024, respectively. The increase in cash provided by operations was primarily driven by changes in working capital, partially offset by lower operating profitability.

Cash provided by investing activities was $32 million for the year ended December 31, 2025, compared to cash used in investing activities of $2,127 million for the years ended December 31, 2024. The increase in cash provided by investing activities in the current year related primarily to proceeds from the sale of the tower and rough terrain cranes businesses, the sale of equity securities, the settlement of net investment hedges and the receipt of a post-closing purchase price adjustment related to the ESG acquisition. The decrease in cash provided by investing activities in the prior year related primarily to the acquisition of ESG.

Cash used in financing activities was $123 million for the year ended December 31, 2025, compared to cash provided by financing activities of $1,837 million for the year ended December 31, 2024. The increase in cash used in financing activities was primarily due to lower debt borrowing.

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

See Note L – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for further information regarding our guarantees.

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

See Item 7A. – “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note L – “Litigation and Contingencies” in the Notes to Consolidated Financial Statements for more information regarding contingencies and uncertainties. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

At December 31, 2025, we performed a sensitivity analysis on the impact that aggregate changes in the translation effect of foreign exchange rate changes would have on our operating income. Based on this sensitivity analysis, we have determined that a strengthening or weakening of the U.S. dollar relative to other currencies by 10% to amounts already incorporated in the financial statements for the year ended December 31, 2025 would have had approximately a $34 million impact on the translation effect of foreign exchange rate changes already included in our reported operating income for the period ended December 31, 2025.

Interest Rate Risk

We are exposed to interest rate volatility with regard to future issuances of fixed rate debt and existing issuances of variable rate debt. Primary exposure includes movements in benchmark rates. We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary. At December 31, 2025, 47.5% of our debt was floating rate debt and the weighted average interest rate of our total debt was 5.19%.

At December 31, 2025, we performed a sensitivity analysis for our financial instruments that have interest rate risk. We calculated the pretax earnings effect on our interest sensitive instruments. Based on this sensitivity analysis, we have determined that an increase of 10% in our average floating interest rates at December 31, 2025 would have approximately a $7 million impact on interest expense during the year ended December 31, 2025.

Commodities Risk

In the absence of labor strikes or other unusual circumstances, substantially all materials and components are normally available from multiple suppliers. However, certain of our businesses receive materials and components from a single source supplier, although alternative suppliers of such materials may be generally available. Delays in our suppliers’ abilities, especially any sole suppliers for a particular business, to provide us with necessary materials and components may delay production at a number of our manufacturing locations, or may require us to seek alternative supply sources. Delays in obtaining supplies may result from a number of factors affecting our suppliers, including capacity constraints, regulatory changes, freight and container availability, labor disputes, suppliers’ impaired financial condition, suppliers’ allocations to other purchasers, weather emergencies, pandemics or acts of war or terrorism. Any delay in receiving supplies could impair our ability to deliver products to our customers and, accordingly, could have a material adverse effect on our business, results of operations and financial condition. Current and potential suppliers are evaluated regularly on their ability to meet our requirements and standards. We actively manage our material sourcing, and employ various methods to limit risk associated with commodity cost fluctuations and availability. The overall continuity of material supply into our manufacturing operations was stable during 2025. We have designed and implemented plans to mitigate the impact of these risks by using alternate suppliers, expanding our supply base globally, leveraging our overall purchasing volumes to obtain favorable pricing and quantities, developing a closer working relationship with key suppliers and purchasing hedging instruments to partially offset anticipated exposures.

Principal materials and components used in our various manufacturing processes include steel, castings, engines, tires, hydraulics, cylinders, drive trains, cab chassis, electric controls and motors, semiconductors, and a variety of other commodities and fabricated or manufactured items. Inflationary pressure on certain purchased components has persisted while the cost of U.S. steel remained volatile throughout 2025, driven by restocking demand and an increase of Section 232 tariffs on steel from 25% to 50%, which now apply to a broader range of steel and derivative products. Additionally, import of certain purchased components and parts may be impacted by the implications of sanctions preventing the use of iron and steel from Russia in such components and parts. The U.S. government has imposed tariffs on certain foreign goods from a variety of countries and regions that it perceives as engaging in unfair trade practices. Tariffs on certain foreign origin goods continue to put pressure on input costs. We have been able to mitigate some effects of tariffs through the U.S. government’s duty draw-back mechanism, tariff exclusion process, footprint utilization, and prudent sourcing. If we become unable to recover a substantial portion of any increased tariff related costs from our customers, suppliers, duty draw-back, or other available avenues, the imposition of the new or increased international tariffs could materially and adversely affect our business, financial condition and results of operations. We will continue to monitor international trade policy and will make adjustments to our supply base where possible to mitigate the impact on our costs. For more information on commodities risk, see Part I, Item 1A. – Risk Factors.

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

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the SEC’s rules and forms, and such information is accumulated and communicated to our management, including our CEO and CFO, as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Annual Report on Form 10-K, our management carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of December 31, 2025, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2025.

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

Management has conducted an assessment, including testing, of the effectiveness of our internal control over financial reporting as of December 31, 2025. In making its assessment of internal control over financial reporting, management used the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management has concluded that, as of December 31, 2025, the Company’s internal control over financial reporting was effective.

The effectiveness of our internal control over financial reporting as of December 31, 2025 has been audited by KPMG LLP, an independent registered public accounting firm, as stated in their report which appears in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Effectiveness of any system of controls and procedures is subject to certain limitations, and, as a result, there can be no assurance our controls and procedures will detect all errors or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that objectives of the control system will be attained.

ITEM 9B.    OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table summarizes information about the Company’s equity compensation plans as of December 31, 2025:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by stockholders	__ (1)	$—	1,358,205
Equity compensation plans not approved by stockholders	—	—	—
Total	—		1,358,205

(1)This does not include 1,696,505 shares of restricted stock awards and 666,139 shares held in a rabbi trust for a deferred compensation plan.

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

2.3
Agreement and Plan of Merger, dated as of October 29, 2025, by and among Terex Corporation, REV Group, Inc., Tag Merger Sub 1 Inc. and Tag Merger Sub 2 LLC (incorporated by reference to Exhibit 2.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 29, 2025 and filed with the Commission October 30, 2025).

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

3.5
Amended and Restated Bylaws of Terex Corporation dated May 14, 2025 (incorporated by reference to Exhibit 3.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 14, 2025 and filed with the Commission on May 15, 2025).

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

10.7
Employment Letter from Terex Corporation signed by Jennifer Kong-Picarello on November 18, 2024 (incorporated by reference to Exhibit 10.1 of the Form 10-Q for the quarter ended March 31, 2025 of Terex Corporation, Commission File No. 1-10702). ***

10.8
Form of Restricted Stock Agreement (time based 2020-2023) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.2 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.9
Form of Restricted Stock Agreement (performance based 2020-2023) under the Terex Corporation 2018 Omnibus Incentive Plan between Terex Corporation and participants of the 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.3 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.10
Form of Restricted Stock Award Agreement (time based 2024) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 of the Form 10-K for the year ended December 31, 2024 of Terex Corporation, Commission File No. 1-10702). ***

10.11
Form of Restricted Stock Award Agreement (performance based 2024) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of the Form 10-K for the year ended December 31, 2024 of Terex Corporation, Commission File No. 1-10702). ***

10.12
Form of Restricted Stock Unit Agreement (time based 2024-2026) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.11 of the Form 10-K for the year ended December 31, 2024 of Terex Corporation, Commission File No. 1-10702). ***

10.13
Form of Restricted Stock Unit Agreement (performance based 2024-2026) under the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan between Terex Corporation and participants of the Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.12 of the Form 10-K for the year ended December 31, 2024 of Terex Corporation, Commission File No. 1-10702). ***

10.14
Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated May 6, 2021 and filed with the Commission May 11, 2021). ***

10.15
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.4 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.16
Form of Change in Control and Severance Agreement between Terex Corporation and certain executive officers (incorporated by reference to Exhibit 10.5 of the Form 10-Q for the quarter ended March 31, 2019 of Terex Corporation, Commission File No. 1-10702). ***

10.17
Amendment and Restatement Agreement dated as of April 1, 2021, relating to the Credit Agreement dated as of January 31, 2017, among Terex Corporation and certain of its subsidiaries, the Lenders and Issuing Banks named therein and Credit Suisse AG, Cayman Islands Branch, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated April 1, 2021 and filed with the Commission April 6, 2021).

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

10.19
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

10.20
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

10.22
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

10.23
Guarantee and Collateral Agreement dated as of January 31, 2017, among Terex Corporation, certain of its subsidiaries, and Credit Suisse AG, Cayman Islands Branch, as Collateral Agent (incorporated by reference to Exhibit 10.2 of the Form 8-K Current Report, Commission File No. 1-10702, dated January 31, 2017 and filed with the Commission February 2, 2017).

10.24
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

10.25
Employment Letter from Terex Corporation signed by Simon Meester on October 12, 2023 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated October 12, 2023 and filed with the Commission on October 17, 2023). ***

10.26
Refinancing Agreement and Amendment No. 3 (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated August 12, 2025, and filed with the Commission on August 14, 2025).

10.27
Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the REV Group, Inc. Form 8-K Current Report, Commission File No. 1-37999, dated February 29, 2024, and filed with the Commission on March 1, 2024). ***

10.28
Form of Restricted Stock Unit Award Agreement under the Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.7 of the REV Group, Inc. Form 10-K Annual Report, Commission File No. 1-37999, dated October 31, 2025, and filed with the Commission on December 10, 2025). ***

10.29
Board of Directors Form of Restricted Stock Unit Agreement under the Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.9 of the REV Group, Inc. Form 10-K Annual Report, Commission File No. 1-37999, dated October 31, 2025, and filed with the Commission on December 10, 2025). ***

10.30
Form of Restricted Stock Award Agreement under the Amended and Restated REV Group, Inc. 2016 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.10 of the REV Group, Inc. Form 10-K Annual Report, Commission File No. 1-37999, dated October 31, 2025, and filed with the Commission on December 10, 2025). ***

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Form 10-K for the year ended December 31, 2024 of Terex Corporation, Commission File No 1-10702).

21.1	Subsidiaries of Terex Corporation. *

23.1	Consent of Independent Registered Public Accounting Firm KPMG LLP, Boston, MA. *

24.1	Power of Attorney. *

31.1	Chief Executive Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

31.2	Chief Financial Officer Certification pursuant to Rule 13a-14(a)/15d-14(a). *

32	Chief Executive Officer and Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002. **

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

TEREX CORPORATION

By:	/s/ Simon A. Meester	February 13, 2026
Simon A. Meester
President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	TITLE	DATE

/s/ Simon A. Meester	President, Chief Executive Officer and Director	February 13, 2026
Simon A. Meester	(Principal Executive Officer)

/s/ Jennifer Kong-Picarello	Senior Vice President and Chief Financial Officer	February 13, 2026
Jennifer Kong-Picarello	(Principal Financial Officer)

/s/ Stephen A. Johnston	Vice President, Chief Accounting Officer and Controller	February 13, 2026
Stephen A. Johnston	(Principal Accounting Officer)

*/s/ David A. Sachs	Non-Executive Chairman
David A. Sachs

*/s/ Jean Marie (John) Canan	Director
Jean Marie (John) Canan

*/s/ David Dauch	Director
David Dauch

*/s/ Don DeFosset	Director
Don DeFosset

*/s/ Charles Dutil	Director
Charles Dutil

*/s/ Maureen O’Connell	Director
Maureen O’Connell

*/s/ Sandie O’Connor	Director
Sandie O’Connor

*/s/ Srikanth Padmanabhan	Director
Srikanth Padmanabhan

*/s/ Andra Rush	Director
Andra Rush

*/s/ Oluseun Salami	Director
Oluseun Salami

*/s/ Kathleen Steele	Director
Kathleen Steele

*By /s/ Jennifer Kong-Picarello		February 13, 2026
Jennifer Kong-Picarello, as Attorney-in-Fact

THIS PAGE IS INTENTIONALLY BLANK

NEXT PAGE IS NUMBERED “F-1”

TEREX CORPORATION AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE

TEREX CORPORATION
CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2025 AND 2024
AND FOR EACH OF THE THREE YEARS
IN THE PERIOD ENDED DECEMBER 31, 2025

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and
Board of Directors of Terex Corporation:

Opinions on the Consolidated Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of Terex Corporation and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2025, and the related notes and financial statement Schedule II (collectively, the consolidated financial statements). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025 based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

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

Sufficiency of audit evidence over inventory quantities

As discussed in Notes A and F to the consolidated financial statements, the Company held $1,109 million of inventory, which was held at a large number of locations, as of December 31, 2025. Inventories are primarily comprised of raw materials, work-in-process, and finished goods that are physically located at certain of the Company's manufacturing and distribution locations or Company-managed distribution locations. The Company's processes to track and determine consolidated inventory relies on a perpetual inventory system which involves the interaction of information technology (IT) systems.

We identified the evaluation of the sufficiency of audit evidence obtained related to the quantities of inventory at the Company’s manufacturing and distribution locations as well as Company-managed distribution locations within the Aerials and Materials Processing operating segments as a critical audit matter. Challenging auditor judgment was required to assess the nature and extent of procedures to perform over the quantities of inventory because of the decentralized structure and geographic dispersion of the Company's manufacturing and distribution locations as well as Company-managed distribution locations across these operating segments. Additionally, involvement of IT professionals with specialized skills and knowledge was required due to the interaction of IT systems and information used to track physical inventory quantities by location.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over inventories, including the determination of the Company’s manufacturing and distribution locations as well as Company-managed distribution locations for which those procedures were performed. We evaluated the design and tested the operating effectiveness of certain internal controls over the quantities of inventory, including certain controls related to the Company's physical inventory cycle counts and materials receipted into stock. We involved IT professionals with specialized skills and knowledge, who assisted in testing certain IT controls, inclusive of the interface of IT systems, which support the Company's perpetual inventory system. We applied auditor judgment in determining the locations to test the Company's inventory quantities by evaluating the:

•homogeneity of the locations
•historical inventory locations we have visited and results of prior physical counts
•inventory dollars by location
•results of the Company's inventory cycle counts, including the results of the Company’s monitoring of compliance with the Company’s cycle count program performed at each location.

We tested the existence and completeness of inventory by counting inventory quantities on a sample basis through location visits during the year for inventory subject to cycle counts and at period end for inventory subject to full physical counts. We evaluated the Company’s perpetual inventory records on a sample basis by inspecting vendor packing lists detailing the receipts of inventory to validate the quantity of inventory receipted before being taken into stock. In addition, we evaluated the overall sufficiency of audit evidence obtained over the quantities of inventory.

We have served as the Company’s auditor since 2021.

/s/KPMG LLP
Boston, Massachusetts
February 13, 2026

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF INCOME (LOSS)
(in millions, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$5,421	$5,127	$5,152
Cost of goods sold	(4,370)	(4,059)	(3,975)
Gross profit	1,051	1,068	1,177
Selling, general and administrative expenses	(576)	(542)	(540)
Operating profit	475	526	637
Other income (expense)
Interest income	12	13	7
Interest expense	(177)	(89)	(63)
Other income (expense) – net	(18)	(42)	(1)
Income (loss) from continuing operations before income taxes	292	408	580
(Provision for) benefit from income taxes	(71)	(73)	(63)
Income (loss) from continuing operations	221	335	517
Gain (loss) on disposition of discontinued operations – net of tax	—	—	1
Net income (loss)	$221	$335	$518

Basic earnings (loss) per share:
Income (loss) from continuing operations	$3.36	$5.00	$7.65
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02
Net income (loss)	$3.36	$5.00	$7.67
Diluted earnings (loss) per share:
Income (loss) from continuing operations	$3.33	$4.96	$7.56
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02
Net income (loss)	$3.33	$4.96	$7.58
Weighted average number of shares outstanding in per share calculation
Basic	65.8	67.0	67.5
Diluted	66.3	67.6	68.3

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$221	$335	$518
Other comprehensive income (loss), net of tax:
Cumulative translation adjustment, net of (provision for) benefit from taxes of $0, $0 and $(1) for the years ended December 31, 2025, 2024 and 2023, respectively	166	(110)	58
Derivative hedging adjustment, net of (provision for) benefit from taxes of $13, $(4) and $0 for the years ended December 31, 2025, 2024 and 2023, respectively	(44)	12	1
Debt and equity securities adjustment, net of (provision for) benefit from taxes of $0, $0 and $0 for the years ended December 31, 2025, 2024 and 2023, respectively	1	—	1
Pension liability adjustment, net of (provision for) benefit from taxes of $(1), $0 and $1 for the years ended December 31, 2025, 2024 and 2023, respectively	(6)	3	(5)
Other comprehensive income (loss)	117	(95)	55
Comprehensive income (loss)	$338	$240	$573

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEET
(in millions, except par value)

	December 31,
	2025	2024
Assets
Current assets
Cash and cash equivalents	$772	$388
Receivables (net of allowance of $9 million at December 31, 2025 and 2024)	712	643
Inventories	1,109	1,147
Prepaid and other current assets	132	142
Total current assets	2,725	2,320
Non-current assets
Property, plant and equipment – net	760	714
Goodwill	1,091	1,093
Intangible assets – net	1,027	1,107
Other assets	536	496
Total assets	$6,139	$5,730

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$6	$4
Trade accounts payable	683	580
Accrued compensation and benefits	123	117
Other current liabilities	375	372
Total current liabilities	1,187	1,073
Non-current liabilities
Long-term debt, less current portion	2,578	2,580
Other non-current liabilities	279	245
Total liabilities	4,044	3,898
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 85.5 and 85.1 shares at December 31, 2025 and 2024, respectively	1	1
Additional paid-in capital	942	921
Retained earnings	2,139	1,964
Accumulated other comprehensive income (loss)	(265)	(382)
Less cost of shares of common stock in treasury – 20.6 and 19.4 shares at December 31, 2025 and 2024, respectively	(722)	(672)
Total stockholders’ equity	2,095	1,832
Total liabilities and stockholders’ equity	$6,139	$5,730

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Common Stock in Treasury	Total
Balance at December 31, 2022	66.8	$1	$882	$1,201	$(342)	$(561)	$1,181
Net income (loss)	—	—	—	518	—	—	518
Other comprehensive income (loss) – net of tax	—	—	—	—	55	—	55
Issuance of common stock related to compensation	0.6	—	10	—	—	—	10
Compensation under stock-based plans – net	—	—	13	—	—	1	14
Dividends	—	—	1	(44)	—	—	(43)
Acquisition of treasury stock	(1.3)	—	—	—	—	(63)	(63)
Balance at December 31, 2023	66.1	$1	$906	$1,675	$(287)	$(623)	$1,672
Net income (loss)	—	—	—	335	—	—	335
Other comprehensive income (loss) – net of tax	—	—	—	—	(95)	—	(95)
Issuance of common stock related to compensation	0.5	—	27	—	—	—	27
Compensation under stock-based plans – net	—	—	(12)	—	—	1	(11)
Dividends	—	—	1	(47)	—	—	(46)
Acquisition of treasury stock	(0.9)	—	—	—	—	(50)	(50)
Other	—	—	(1)	1	—	—	—
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832
Net income (loss)	—	—	—	221	—	—	221
Other comprehensive income (loss) – net of tax	—	—	—	—	117	—	117
Issuance of common stock related to compensation	0.4	—	24	—	—	—	24
Compensation under stock-based plans – net	0.2	—	(5)	—	—	6	1
Dividends	—	—	1	(46)	—	—	(45)
Acquisition of treasury stock	(1.4)	—	—	—	—	(56)	(56)
Other	—	—	1	—	—	—	1
Balance at December 31, 2025	64.9	$1	$942	$2,139	$(265)	$(722)	$2,095

The accompanying notes are an integral part of these consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income (loss)	$221	$335	$518
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	158	82	56
(Gain) loss on sale of business	(41)	—	—
Deferred taxes	(3)	(10)	(38)
Stock-based compensation expense	32	30	44
Inventory and other non-cash charges	7	25	9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(46)	16	11
Inventories	39	77	(200)
Trade accounts payable	118	(241)	58
Other assets and liabilities	(33)	15	2
Foreign exchange and other operating activities, net	(12)	(3)	(1)
Net cash provided by (used in) operating activities	440	326	459
Investing Activities
Capital expenditures	(118)	(137)	(127)
Proceeds from sale of capital assets	3	1	34
Acquisitions, net of cash acquired, and investments	—	(2,001)	(24)
Proceeds from sale of business	109	—	—
Other investing activities, net	38	10	3
Net cash provided by (used in) investing activities	32	(2,127)	(114)
Financing Activities
Repayments of debt	(104)	(222)	(402)
Proceeds from issuance of debt	97	2,217	243
Payment of debt issuance costs	—	(41)	—
Share repurchases	(56)	(49)	(63)
Dividends paid	(45)	(46)	(43)
Other financing activities, net	(15)	(22)	(23)
Net cash provided by (used in) financing activities	(123)	1,837	(288)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	35	(19)	10
Net Increase (Decrease) in Cash and Cash Equivalents	384	17	67
Cash and Cash Equivalents at Beginning of Year	388	371	304
Cash and Cash Equivalents at End of Year	$772	$388	$371

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

Cash and Cash Equivalents. Cash equivalents consist of highly liquid investments with original maturities of three months or less. Carrying amount of cash and cash equivalents approximates its fair value. Cash and cash equivalents which were not immediately available for use is immaterial at December 31, 2025 and 2024. These consist primarily of cash balances held in escrow to secure various obligations of the Company.

Inventories. Inventories are stated at the lower of cost or net realizable value (“NRV”). Cost is determined by the first-in, first-out (“FIFO”) and average cost methods (approximately 95% and 5%, respectively). In valuing inventory, the Company is required to make assumptions regarding the level of reserves required to value potentially obsolete or over-valued items at lower of cost or NRV. These assumptions require the Company to analyze the aging of and forecasted demand for its inventory, forecast future product sales prices, pricing trends and margins, and to make judgments and estimates regarding excess and obsolete (“E&O”) inventory. Future product sales prices, pricing trends and margins are based on historical experience and actual orders received. The Company’s judgments and estimates for E&O inventory are based on analysis of actual and forecasted usage. Valuation of used equipment taken in trade from customers requires the Company to use the best information available to determine the value of the equipment to potential customers. This value is subject to change based on numerous conditions. Inventory reserves are established taking into account age, frequency of use, or sale, and in the case of repair parts, installed base of machines. While calculations are made involving these factors, significant management judgment regarding expectations for future events is involved. Future events that could significantly influence the Company’s judgment and related estimates include general economic conditions in markets where the Company’s products are sold, new equipment price fluctuations, actions of the Company’s competitors, including introduction of new products and technological advances, as well as new products and design changes the Company introduces. The Company makes adjustments to its inventory reserves based on identification of specific situations and increases its inventory reserves accordingly. As further changes in future economic or industry conditions occur, the Company may revise estimates that were used to calculate its inventory reserves. At December 31, 2025 and 2024, reserves for lower of cost or NRV, E&O inventory totaled $68 million and $79 million, respectively.

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

Debt Issuance Costs. Debt issuance costs incurred in securing the Company’s financing arrangements are capitalized and amortized over the term of the associated debt. Debt issuance costs related to senior notes and term loans are presented in the Consolidated Balance Sheet as a direct deduction from the carrying amount of the borrowing, consistent with debt discounts. Debt issuance costs related to securing the Company’s revolving line of credit are presented in Other assets in the Consolidated Balance Sheet. Debt issuance costs related to debt that is extinguished early are charged to expense at the time of retirement. Debt issuance costs were $39 million and $45 million (net of accumulated amortization of $12 million and $5 million) at December 31, 2025 and 2024, respectively.

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

If the qualitative assessment indicates a quantitative analysis should be performed or a quantitative analysis is directly elected, the Company evaluates goodwill for impairment by comparing the fair value of each of its reporting units to its carrying value, including the associated goodwill. The Company uses a combination of the income approach (discounted cash flows) and market approach (market multiples) in estimating the fair value of its reporting units. When preparing discounted cash flow models under the income approach, the Company estimates future cash flows using the reporting unit’s internal multi-year forecast, and a terminal value calculated using a growth rate that it believes is appropriate in light of current and expected future economic conditions. To discount these cash flows, the Company uses its expected weighted average cost of capital, determined using a capital asset pricing model. When using the market method under the market approach, the Company applies comparable publicly traded companies’ multiples (e.g., earnings, revenues) to its reporting units’ operating results. An impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value, if any, would be recognized. The loss recognized would not exceed total amount of goodwill allocated to that reporting unit.

In connection with the annual impairment test conducted as of October 1, 2025, the Company bypassed the qualitative assessment and proceeded directly to the quantitative impairment test. The quantitative assessment indicated that each reporting unit had an estimated fair value which substantially exceeded its respective carrying amount.

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

Long-Lived Assets Impairment. The Company assesses the realizability of its long-lived assets, including definite-lived intangible assets, and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets (or group of assets) may not be recoverable. Impairment is determined to exist if estimated future undiscounted cash flows are less than carrying value. If an impairment is indicated, assets are written down to their fair value, which is typically determined by a discounted cash flow analysis. Future cash flow projections include assumptions regarding future sales levels and the level of working capital needed to support the assets. The Company uses data developed by business segment management as well as macroeconomic data in making these calculations. There are no assurances that future cash flow assumptions will be achieved. The amount of any impairment then recognized would be calculated as the difference between estimated fair value and carrying value of the asset. Immaterial amounts of asset impairments were included in Selling, general & administrative expenses (“SG&A”) in the Consolidated Statement of Income (Loss) for the years ended December 31, 2025, 2024 and 2023.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $627 million and $560 million of trade accounts receivable at December 31, 2025 and 2024, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are charged off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

Balance as of December 31, 2023	$8
Provision for credit losses	1
Other (1)	—
Balance as of December 31, 2024	$9
Provision for credit losses	1
Other (1)	(1)
Balance as of December 31, 2025	$9
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Pursuant to terms of the Company’s trade accounts receivable factoring arrangements, certain of the Company’s subsidiaries may sell their trade accounts receivable. These trade accounts receivable qualify for sales treatment under Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing” (“ASC 860”) and accordingly, the proceeds are included in net cash provided by operating activities. The gross amount of trade accounts receivable sold for years ended December 31, 2025, 2024 and 2023 totaled $702 million, $715 million and $835 million, respectively. The factoring discount paid upon sale is recorded as interest expense in the Consolidated Statement of Income (Loss). As of December 31, 2025 and 2024, $134 million and $137 million, respectively, of receivables qualifying for sale treatment were outstanding and continued to be serviced by the Company.

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

Revenue from extended warranties is recognized over time on a straight line basis because the customer benefits evenly from the extended warranty throughout the period; beginning upon expiration of the standard warranty and through end of the term. Revenue from services is recognized based on cost input method as the time and materials used in the repair portrays the most accurate depiction of completion of the performance obligation. During the full year ended December 31, 2025, 2024 and 2023, revenues generated from the sale of extended warranties and services were an immaterial portion of revenue.

At December 31, 2025, the Company estimated that $39 million in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. Remaining consideration pertains to contracts with multiple performance obligations and multi-year service agreements which are typically recognized as the performance obligation is satisfied. We expect to recognize approximately 47% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue in 2026, 30% in 2027, and 12% in 2028, with the remaining balance to be recognized in 2029 and thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Contract liabilities relate to advance consideration received from customers or advance billings for which revenue has not been recognized. Current contract liabilities are recorded in Other current liabilities and non-current contract liabilities are recorded in Other non-current liabilities in the Consolidated Balance Sheet. Contract liabilities are reduced when the associated revenue from the contract is recognized. The Company had no contract assets as of December 31, 2025 and 2024.

	December 31, 2025	December 31, 2024
Contract liabilities - current	$21	$20
Contract liabilities - non-current	20	16

For detailed sales information see Note B – “Business Segment Information”.

Leases. Terex leases approximately 100 real properties, approximately 200 vehicles and approximately 300 pieces of office and industrial equipment. As the lessee, Terex will classify a lease which it has substantially all the risks and rewards of ownership as a finance lease.

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

For detailed lease information see Note J – “Leases”.

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

For detailed business combinations information see Note D - “Acquisitions and Divestitures”.

Supplier Finance. The Company has supplier finance programs to pay third-party banks the stated amount of confirmed invoices from its designated suppliers on the original maturity dates of the invoices. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 60-90 days of invoice date. Confirmed obligation amounts outstanding were included in Trade accounts payable in the Consolidated Balance Sheet as of December 31, 2025.

The following table rolls forward the Company’s outstanding obligations confirmed as valid under its supplier finance programs for the year ended December 31, 2025 and 2024 (in millions):

	2025	2024
Confirmed obligations outstanding at the beginning of the year	$25	$—
Invoices confirmed during the year	159	33
Confirmed invoices paid during the year	(148)	(8)
Confirmed obligations outstanding at the end of the year	$36	$25

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

Balance as of December 31, 2023	$48
Accruals for warranties issued during the period	39
Changes in estimates	10
Settlements during the period	(49)
Foreign exchange effect/other	6
Balance as of December 31, 2024	$54
Accruals for warranties issued during the period	51
Changes in estimates	9
Settlements during the period	(64)
Balance as of December 31, 2025	$50

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

Deferred Compensation. The Company maintains a deferred compensation plan. The Company’s common stock held in a rabbi trust pursuant to the Company’s deferred compensation plan, is treated in a manner similar to treasury stock and is recorded at cost within Stockholders’ equity as of December 31, 2025 and 2024. The plan obligations for participant deferrals in common stock are classified as Additional paid-in capital and deferrals in the bond fund investment are classified as Accrued compensation and benefits and Other non-current liabilities in the Consolidated Balance Sheet. The total of common stock required to settle this deferred compensation obligation is included in the denominator in both basic and diluted earnings per share calculations.

Stock-Based Compensation. At December 31, 2025, the Company had stock-based employee compensation plans, which are described more fully in Note K – “Stockholders’ Equity.” The Company accounts for those plans under the recognition and measurement principles of ASC 718, “Compensation–Stock Compensation” (“ASC 718”). ASC 718 requires that expense resulting from all share-based payment transactions be recognized in the consolidated financial statements at fair value over the service period. The Company recognizes forfeitures as they occur.

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

Derivatives. Derivative financial instruments are recorded in the Consolidated Balance Sheet at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or AOCI, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in AOCI are included in earnings in the periods in which earnings are affected by the hedged item. Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $470 million and $466 million at December 31, 2025 and 2024, respectively. The Company had $114 million and $314 million notional value of foreign exchange contracts outstanding that were not designated as hedging instruments at December 31, 2025 and 2024, respectively. Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations in any of the last three years. Net gains and losses reclassified to earnings from AOCI related to qualified hedges were not material to our results of operations in any of the last three years and the Company does not expect the amount of these gains and losses that will be reclassified to earnings during the next year to be material.

Research and Development Costs. Research and development costs are expensed as incurred. Such costs incurred in the development of new products or significant improvements to existing products are included in SG&A. Research and development costs were $39 million, $25 million and $28 million during 2025, 2024 and 2023, respectively.

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

The accounting guidance for tax on Global Intangible Low-taxed Income (“GILTI”) indicates that either accounting for deferred taxes related to GILTI or treating any taxes on GILTI as period costs are both acceptable accounting policy elections. Terex elected to treat taxes on GILTI inclusions as period costs.

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

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of ASC 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include identifiable assets acquired and liabilities assumed in a business combination discussed in Note D – “Acquisitions and Divestitures”; commodity swaps, cross currency swaps and foreign exchange contracts, and debt discussed in Note I – “Long-Term Obligations”. These assets and liabilities are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Accounting Standards Implemented in 2025

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure in the rate reconciliation table additional categories of information about federal, state and foreign income taxes and provide more details about the reconciliation items in some categories if the items meet a quantitative threshold. The guidance also requires disclosure of income taxes paid, net of refunds, disaggregated by federal (national), state and foreign taxes for annual periods and to disaggregate the information by jurisdiction based on a quantitative threshold. The guidance is effective for annual periods beginning after December 15, 2024. The Company has prospectively adopted the expanded income tax disclosures in its consolidated financial statements with no impact to its financial position, results of operations or cash flows in the current fiscal year.

Accounting Standards to be Implemented

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

In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which eliminates the accounting consideration of software project development stages and clarifies the threshold applied to begin capitalizing costs. The guidance is effective for fiscal years beginning after December 15, 2027 and interim periods within those fiscal years, with early adoption permitted. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

In November 2025, the FASB issued ASU 2025-08, Financial Instruments - Credit Losses (Topic 326). The amendments in this update expand the use of the gross-up approach to certain acquired loans beyond purchased financial assets with credit deterioration. The new guidance is effective for annual reporting periods beginning after December 15, 2026 and interim periods within those fiscal years, with early adoption permitted. The amendments in this update must be adopted prospectively to loans that are acquired on or after the initial application date. The Company does not expect adoption to have a material effect on its consolidated financial statements.

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

The Company identifies its operating segments according to how business activities are managed and evaluated. Effective January 1, 2025, the Company reports its business in the following reportable segments: (i) Environmental Solutions (“ES”), (ii) Material Processing (“MP”) and (iii) Aerials. The Company’s Environmental Solutions Group (“ESG”) and Utilities operating segments share similar economic characteristics and are aggregated into one reportable segment, ES. Information for the Utilities business, which was previously presented within Aerial Work Platforms (“AWP”), is now included in ES, and this change in presentation has been applied retrospectively.

ES designs, manufactures, services and markets waste, recycling and utility equipment and solutions, including refuse collection bodies, hydraulic cart lifters, automated carry cans, compaction, balers and recycling equipment, digger derricks, insulated aerial devices, and cameras with integrated smart technology, as well as related components and replacement parts, and waste hauler software solutions. Customers use these products in the solid waste and recycling industry, and for construction and maintenance of transmission and distribution lines, tree trimming, and foundation drilling applications.

MP designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, and maintenance applications to lift equipment or material, moving materials and equipment on rugged or uneven terrain, lifting construction material and placing material at point of use.

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

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing expertise to facilitate financial products and services to assist customers in the procurement of Terex equipment. TFS is included in Corporate and Other.

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

None of the Company’s customers individually accounted for more than 10% of consolidated net sales in 2025, 2024 or 2023.

Business segment information is presented below (in millions):

		Year Ended December 31, 2025
	ES	MP	Aerials	Total
Net sales	$1,691	$1,681	$2,060	$5,432
Reconciliation of net sales
Corporate and Other / Eliminations				(11)
Consolidated net sales				5,421

Less: (1)
Cost of goods sold	1,318	1,306	1,752	4,376
Compensation expense	80	101	92	273
Other segment items (2)	59	40	113	212
Segment operating profit	$234	$234	$103	$571

Reconciliation of operating profit
Corporate and Other / Eliminations				(96)
Consolidated operating profit				$475
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

		Year Ended December 31, 2024
	ES	MP	Aerials	Total
Net sales	$822	$1,902	$2,410	$5,134
Reconciliation of net sales
Corporate and Other / Eliminations				(7)
Consolidated net sales				5,127

Less: (1)
Cost of goods sold	674	1,458	1,937	4,069
Compensation expense	35	108	95	238
Other segment items (2)	31	84	107	222
Segment operating profit	$82	$252	$271	$605

Reconciliation of operating profit
Corporate and Other / Eliminations				(79)
Consolidated operating profit				$526
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

		Year Ended December 31, 2023
	ES	MP	Aerials	Total
Net sales	$578	$2,227	$2,352	$5,157
Reconciliation of net sales
Corporate and Other / Eliminations				(5)
Consolidated net sales				5,152

Less: (1)
Cost of goods sold	480	1,672	1,825	3,977
Compensation expense	22	113	101	236
Other segment items (2)	26	83	105	214
Segment operating profit	$50	$359	$321	$730

Reconciliation of operating profit
Corporate and Other / Eliminations				(93)
Consolidated operating profit				$637
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

	Year Ended December 31,
	2025	2024	2023
Depreciation and amortization
ES	$97	$27	$6
MP	19	20	16
Aerials	27	25	26
Corporate	14	10	8
Total	$157	$82	$56
Capital expenditures
ES	$34	$6	$11
MP	20	47	38
Aerials	46	70	68
Corporate	18	14	10
Total	$118	$137	$127

	December 31,
	2025	2024
Identifiable assets
ES	$2,755	$2,807
MP	1,964	1,885
Aerials	1,739	1,659
Corporate and Other / Eliminations	(319)	(621)
Total	$6,139	$5,730

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Long-lived assets consist of net fixed assets, which can be attributed to the specific geographic regions (in millions):

	December 31,
	2025	2024
Long-lived Assets
U.S.	$357	$299
United Kingdom	114	104
Mexico	134	141
China	51	61
Other European countries	63	67
All other	41	42
Total	$760	$714

Geographic net sales information is presented below (in millions):

		Year Ended December 31, 2025
	ES	MP	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,670	$721	$1,525	$2	$3,918
Western Europe	—	432	310	—	742
Asia-Pacific	7	340	107	—	454
Rest of World (1)	14	188	118	(13)	307
Total (2)	$1,691	$1,681	$2,060	$(11)	$5,421
(1) Includes intercompany sales and eliminations.
(2) Total sales for all segments in the aggregate include $3.6 billion attributable to the U.S., the Company’s country of domicile.

		Year Ended December 31, 2024
	ES	MP	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$808	$871	$1,682	$6	$3,367
Western Europe	—	468	388	1	857
Asia-Pacific	7	377	170	1	555
Rest of World (1)	7	186	170	(15)	348
Total (2)	$822	$1,902	$2,410	$(7)	$5,127
(1) Includes intercompany sales and eliminations.
(2) Total sales for all segments in the aggregate include $3.1 billion attributable to the U.S., the Company’s country of domicile.

		Year Ended December 31, 2023
	ES	MP	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$567	$974	$1,476	$14	$3,031
Western Europe	—	609	434	1	1,044
Asia-Pacific	7	427	228	—	662
Rest of World (1)	4	217	214	(20)	415
Total (2)	$578	$2,227	$2,352	$(5)	$5,152
(1) Includes intercompany sales and eliminations.
(2) Total sales for all segments in the aggregate include $2.8 billion attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

Product type net sales information is presented below (in millions):

		Year Ended December 31, 2025
	ES	MP	Aerials	Corporate and Other / Eliminations	Total
Net sales by product type
Aerials	$—	$—	$1,723	$2	$1,725
Materials Processing Equipment	—	1,075	—	—	1,075
Specialty Equipment	—	605	—	—	605
Environmental Solutions Equipment	1,589	—	—	—	1,589
Other (1)	102	1	337	(13)	427
Total	$1,691	$1,681	$2,060	$(11)	$5,421
(1) Includes other product types, intercompany sales and eliminations.

		Year Ended December 31, 2024
	ES	MP	Aerials	Corporate and Other / Eliminations	Total
Net sales by product type
Aerials	$—	$—	$2,031	$1	$2,032
Materials Processing Equipment	—	1,238	—	—	1,238
Specialty Equipment	—	664	—	—	664
Environmental Solutions Equipment	793	—	—	—	793
Other (1)	29	—	379	(8)	400
Total	$822	$1,902	$2,410	$(7)	$5,127
(1) Includes other product types, intercompany sales and eliminations.

		Year Ended December 31, 2023
	ES	MP	Aerials	Corporate and Other / Eliminations	Total
Net sales by product type
Aerials	$—	$—	$2,034	$3	$2,037
Materials Processing Equipment	—	1,412	—	—	1,412
Specialty Equipment	—	814	—	1	815
Environmental Solutions Equipment	575	—	—	—	575
Other (1)	3	1	318	(9)	313
Total	$578	$2,227	$2,352	$(5)	$5,152
(1) Includes other product types, intercompany sales and eliminations.

NOTE C – INCOME TAXES

The components of income (loss) from continuing operations before income taxes are as follows (in millions):

	Year Ended December 31,
	2025	2024	2023
U.S.	$30	$72	$89
Foreign	262	336	491
Income (loss) from continuing operations before income taxes	$292	$408	$580

The Company recorded Income (loss) from discontinued operations and Gain (loss) on disposition of discontinued operations before income taxes of $3 million for the year ended December 31, 2023.

The major components of the Company’s provision for (benefit from) income taxes on continuing operations before income taxes are summarized below (in millions):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$16	$31	$31
State	6	5	4
Foreign	52	47	66
Current income tax provision (benefit)	74	83	101
Deferred:
Federal	(1)	(4)	(4)
State	(1)	—	(3)
Foreign	(1)	(6)	(31)
Deferred income tax (benefit) provision	(3)	(10)	(38)
Provision for (benefit from) income taxes	$71	$73	$63

The elimination of tax from intercompany transactions is included in current tax expense. The Company recorded Provision for (benefit from) income taxes of $1 million from discontinued operations and on disposition of discontinued operations for the year ended December 31, 2023.

The tax effects of the basis differences between tax and financial reporting purposes for assets, liabilities and loss carry forwards as of December 31, 2025 and 2024 for continuing operations are summarized below for major balance sheet captions (in millions):

	2025	2024
Property, plant and equipment	$(34)	$(34)
Intangibles	3	(5)
Inventories	12	9
Accrued warranties and product liability	11	9
Loss carry forwards	162	171
Retirement plans	8	9
Accrued compensation and benefits	23	18
Research and development	15	18
Derivatives	13	(3)
Operating lease right-of-use asset	(33)	(32)
Operating lease liability	36	35
Other	23	16
Deferred tax assets valuation allowance	(40)	(44)
Net deferred tax assets (liabilities)	$199	$167

Deferred tax assets were $247 million before valuation allowances of $40 million, resulting in $207 million of net deferred tax assets which are partially offset by deferred tax liabilities of $8 million at December 31, 2025. Deferred tax assets were $221 million before valuation allowances of $44 million, resulting in $177 million of net deferred tax assets which are partially offset by deferred tax liabilities of $10 million at December 31, 2024. The net change in the total valuation allowance for the years ended December 31, 2025 and 2024 was a decrease of $4 million and $9 million, respectively.

The Company’s Provision for (benefit from) income taxes is different from the amount that would be provided by applying the statutory federal income tax rate to the Company’s Income (loss) from continuing operations before income taxes. The following table is a reconciliation of the statutory federal income tax rate to the Company’s Provision for (benefit from) income taxes for the year ended December 31, 2025 (in millions):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$61	21.0%
State and local income taxes, net of federal income tax effect(1)	4	1.5%
Foreign tax effects
Germany
Tax rate change on beginning deferred balances	9	3.1%
India
Withholding tax	3	1.1%
Other	1	0.3%
Italy
Participation exemption	(11)	(3.8)%
Other	4	1.5%
Switzerland
Statutory tax rate difference	(21)	(7.2)%
State and local income taxes, net of federal (national) income tax effect	17	5.7%
Other	(2)	(0.7)%
United Kingdom
Patent box	(7)	(2.5)%
Other	2	0.6%
Other foreign jurisdictions	1	0.3%
Effect of cross-border tax laws
Global intangible low-taxed income	5	1.8%
Subpart F income	3	1.2%
Foreign-derived intangible income	(3)	(1.2)%
Tax credits
Other	(4)	(1.5)%
Changes in valuation allowances	(1)	(0.2)%
Nontaxable or nondeductible items
Other	4	1.2%
Changes in unrecognized tax benefits	3	1.1%
Other adjustments
Other	3	1.0%
Effective tax rate	$71	24.3%
(1) State and local taxes in Texas, California, Oklahoma, New York, New Hampshire, New York City, and Illinois made up the majority (greater than 50 percent) of the tax effect in this category.

The following table is a reconciliation of the statutory federal income tax rate to the Company’s Provision for (benefit from) income taxes for the years ended December 31, 2024 and 2023 (in millions):

	Year Ended December 31,
	2024	2023
Tax at statutory U.S. federal income tax rate	$86	$122
State taxes	4	1
Change in valuation allowance	(7)	(3)
Foreign tax differential on income/losses of foreign subsidiaries	(18)	(25)
U.S. tax on multi-national operations	8	13
Swiss cantonal tax attribute	—	(42)
Research and development	(2)	(2)
Provision to return adjustments	(5)	(3)
Compensation	—	3
Other	7	(1)
Provision for (benefit from) income taxes	$73	$63

The Company’s effective tax rate was 24.3%, 17.8% and 10.9% for the years ended December 31, 2025, 2024 and 2023, respectively.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. In addition, the OECD continues to issue guidance on this matter including the technical documents released on January 5, 2026. Among this release, the OECD issued Administrative Guidance which includes a “Side by Side” System designed to align the U.S. tax regime with Pillar Two for U.S.-parented multinational groups, effective for tax years beginning on or after January 1, 2026. While the Company has determined the impact of enacted Pillar Two legislation on its financial statements is not material, the Company will continue to evaluate the financial statement impacts as additional Pillar Two rules are enacted and OECD guidance is issued.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) (H.R.1) was signed in to law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the U.S. with multiple effective dates. Among the changes effective in 2025 are modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions for interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. The impacts of OBBBA are reflected in our results for the year ended December 31, 2025. There was no material effect on our income tax expense or effective tax rate.

In November 2023, the Company concluded discussions with the Swiss cantonal taxing authorities with respect to the availability of future tax deductions resulting in the Company meeting the recognition criteria to record a deferred tax asset of $42 million.

The Company considers foreign earnings that have been taxed in the U.S. and certain earnings that have qualified for the high tax exception not to be indefinitely reinvested and thus, has accrued foreign income and withholding, U.S. federal and state tax expense with respect to such earnings. The Company plans to indefinitely reinvest all undistributed foreign earnings in excess of those previously taxed in the U.S. which is approximately $134 million for the year ended December 31, 2025. At this time, determination of the unrecognized deferred tax liabilities for temporary differences related to the Company’s investment in non-U.S. subsidiaries is not practicable.

At December 31, 2025, the Company has state net operating loss carry forward deferred tax assets of $36 million available to reduce future taxable income and income taxes in various states, substantially all of which is offset by valuation allowances and the majority will expire at various dates through 2045. The Company has approximately $558 million of foreign operating loss carry forwards. The following operating loss carry forwards are not offset by valuation allowances and do not expire: $299 million in Germany, $159 million in Italy and $29 million in Spain. The majority of the remaining operating loss carry forwards of $71 million are not offset by valuation allowances and do not expire. Also, the Company has an Indian capital loss carry forward of $3 million expiring in 2026 and an Australian capital loss carry forward of $9 million which does not expire; both are offset by valuation allowances. The Company does not have any material tax credit carry forwards.

The following table is a summary of net income tax payments by jurisdiction for the year ended December 31, 2025 (in millions):

Year Ended December 31,
2025
Federal	$5
State	5
Foreign
Australia	7
China	2
India	5
Italy	5
Mexico	6
Switzerland	9
United Kingdom	(6)
Other	5
Total net income tax payments	$43

The Company made total net income tax payments of $79 million and $86 million in 2024 and 2023, respectively. At December 31, 2025 and 2024, Other current assets included net income tax receivable amounts of $18 million and $27 million, respectively.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in millions).

Balance as of January 1, 2023	$3
Additions for current year tax positions	—
Additions for prior year tax positions	5
Reductions for prior year tax positions	(2)
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	—
Balance as of December 31, 2023	6
Additions for current year tax positions	—
Additions for prior year tax positions	7
Reductions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	—
Settlements	—
Acquired balances	5
Balance as of December 31, 2024	18
Additions for current year tax positions	—
Additions for prior year tax positions	3
Reductions for prior year tax positions	—
Reductions for current year tax positions	—
Reductions for expiration of statute of limitations	(1)
Settlements	—
Balance as of December 31, 2025	$20

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign taxing jurisdictions. The following tax years as described below remain subject to examination by the respective major tax jurisdictions.

Major Tax Jurisdiction	Open Tax Years
Australia	2017 - present
China	2014 - present
Germany	2017 - present
India	2005-2010, 2012, 2016, 2019 - present
Italy	2004-2005, 2009-2011, 2014, 2020 - present
Switzerland	2021 - present
United Kingdom	2019 - present
United States - federal	2017 - present
United States - states	2017 - present

As of December 31, 2025 and 2024, the Company had $20 million and $18 million, respectively, of unrecognized tax benefits. Of the $20 million at December 31, 2025, $6 million, if recognized, would affect the effective tax rate. Potential interest and penalties were a liability of $5 million and $3 million as of December 31, 2025 and 2024, respectively. During the year ended December 31, 2025, the Company recognized total tax expense of $2 million for interest and penalties. During the year ended December 31, 2024, the total tax expense recognized was immaterial as the $1 million liability for interest and penalties was recorded to goodwill as a result of purchase accounting.

NOTE D – ACQUISITIONS AND DIVESTITURES

2024 Acquisitions

Environmental Solutions Group Acquisition

On October 8, 2024 (the “Closing Date”), in accordance with the Transaction Agreement, dated as of July 21, 2024, as amended by the First Amendment to the Transaction Agreement, dated as of October 8, 2024 (and as may be further amended, the “TA”), by and between the Company and Dover Corporation (“Dover”), the Company completed its acquisition of the subsidiaries and assets that constitute ESG from Dover for a purchase price of $2,010 million in cash, subject to customary closing adjustments finalized after the Closing Date (the “Acquisition”). The Company financed the purchase price and related fees and expenses using the net proceeds from the 6.25% Senior Notes, new term loan borrowings under the New Term Facility and cash on hand. See Note I – “Long-Term Obligations” for definition of the New Term Facility and additional details on financing transactions.

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

October 8, 2024
Cash acquired	$11
Receivables, net	131
Inventory, net	106
Prepaid and other current assets	2
Property, plant & equipment	85
Goodwill	796
Identified intangibles subject to amortization	1,114
Other assets	7
Total asset acquired	$2,252

Trade accounts payable	118
Other current liabilities	86
Other non-current liabilities	48
Total liabilities assumed	$252
Net assets acquired	$2,000

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

In 2022, ESG acquired certain intellectual property assets (IP) relating to electric refuse collection bodies from Boivin Evolution Inc. for $30 million, including contingent consideration. The contingent consideration is based on a percentage of revenues generated from the asset over the earn-out period, which is the earlier of April 6, 2030 or the achievement of the full earn-out of $20 million. If the accumulated earn-out through April 6, 2030 is less than the minimum of $5 million, the earn-out period will extend until such time that the minimum earn-out is achieved. As December 31, 2025 and 2024, $20 million of contingent consideration was recorded in Other non-current liabilities within the Consolidated Balance Sheet as the payments required under the earn-out are expected to be made beyond twelve months from December 31, 2025.

Acquisition-Related Expenses

The Company has incurred transaction costs directly related to the ESG acquisition of $25 million for the year ended December 31, 2024, which is recorded in Other income (expense) - net.

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

(in millions, except per share data)	Year Ended December 31,
	2024	2023
Net sales	$5,805	$5,905
Net income	342	420
Basic earnings per share net income	5.11	6.21
Diluted earnings per share net income	5.06	6.14

The 2024 supplemental pro forma earnings were adjusted to exclude $25 million of acquisition-related costs incurred in 2024 and $19 million of nonrecurring expense related to the fair value adjustment to acquisition-date inventory. The 2023 supplemental pro forma earnings were adjusted to include these charges.

2023 Acquisitions

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

Divestitures

On August 6, 2025, the Company entered into a definitive agreement with Raimondi Cranes SpA, a global manufacturer of cranes based in Milan, Italy, to sell its tower and rough terrain cranes businesses within the MP segment for total consideration of $115 million, subject to customary closing adjustments to be finalized after the closing date. The transaction includes its tower cranes facility in Fontanafredda, Italy, rough terrain cranes facility in Crespellano, Italy, and the North America cranes service and support operation in Wilmington, North Carolina. This transaction enables the Company to strengthen its capital structure and focus on its core operations. On October 31, 2025, the Company completed the sale transaction and recognized a pre-tax gain of $41 million included in SG&A in the Consolidated Statement of Income (Loss). Prior to disposition, the results of operations for the disposed business were consolidated within the MP segment in the consolidated financial statements.

NOTE E – EARNINGS PER SHARE

	For the year ended December 31,
	(in millions, except per share data)
	2025	2024	2023
Income (loss) from continuing operations	$221	$335	$517
Gain (loss) on disposition of discontinued operations – net of tax	—	—	1
Net income (loss)	$221	$335	$518
Basic shares:
Weighted average shares outstanding	65.8	67.0	67.5
Earnings (loss) per share – basic:
Income (loss) from continuing operations	$3.36	$5.00	$7.65
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02
Net income (loss)	$3.36	$5.00	$7.67
Diluted shares:
Weighted average shares outstanding – basic	65.8	67.0	67.5
Effect of dilutive securities:
Restricted stock	0.5	0.6	0.8
Diluted weighted average shares outstanding	66.3	67.6	68.3
Earnings (loss) per share – diluted:
Income (loss) from continuing operations	$3.33	$4.96	$7.56
Gain (loss) on disposition of discontinued operations – net of tax	—	—	0.02
Net income (loss)	$3.33	$4.96	$7.58

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.1 million were outstanding during the year ended December 31, 2025 and 2024, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. There were no weighted average Restricted Stock outstanding during the year ended December 31, 2023 that would have an anti-dilutive effect.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	December 31,
	2025	2024
Finished equipment	$373	$406
Replacement parts	190	168
Work-in-process	107	121
Raw materials and supplies	439	452
Inventories	$1,109	$1,147

Inventory reserves were $68 million and $79 million at December 31, 2025 and 2024, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	December 31,
	2025	2024
Property	$93	$76
Plant	374	348
Equipment	666	587
Leasehold improvements	63	60
Construction in progress	79	111
Property, plant and equipment – gross	1,275	1,182
Less: Accumulated depreciation	(515)	(468)
Property, plant and equipment – net	$760	$714

Depreciation expense was $69 million, $58 million and $52 million for the years ended December 31, 2025, 2024 and 2023, respectively.

NOTE H – GOODWILL AND INTANGIBLE ASSETS

An analysis of changes in the Company’s goodwill by business segment is as follows (in millions):

	ES	MP	Aerials	Total
Balance at December 31, 2023, gross	$—	$218	$139	$357
Accumulated impairment	—	(23)	(39)	(62)
Balance at December 31, 2023, net	—	195	100	295
Acquisitions	803	—	—	803
Foreign exchange effect and other	—	(4)	(1)	(5)
Balance at December 31, 2024, gross	803	214	138	1,155
Accumulated impairment	—	(23)	(39)	(62)
Balance at December 31, 2024, net	803	191	99	1,093
Acquisitions measurement period adjustments	(7)	—	—	(7)
Divestiture	—	(7)	—	(7)
Foreign exchange effect and other	—	10	2	12
Balance at December 31, 2025, gross	796	217	140	1,153
Accumulated impairment	—	(23)	(39)	(62)
Balance at December 31, 2025, net	$796	$194	$101	$1,091

During the year ended December 31, 2025, the Company recorded a $7 million decrease to goodwill as a measurement period adjustment related to its ESG acquisition. During the year ended December 31, 2024, the Company recognized goodwill of $803 million in connection with the ESG acquisition based on the preliminary purchase price allocation. During the year ended December 31, 2023, the Company recognized goodwill of $2 million in connection with the MARCO acquisition.

The goodwill associated with these transactions was attributable primarily to the assembled workforce and expected synergies from the business combinations. The goodwill in connection with the ESG acquisition is assigned to ES segment. The goodwill in connection with the MARCO acquisition is assigned to the MP segment. The goodwill recognized for ESG and MARCO is expected to be deductible for income tax purposes. See Note D – “Acquisitions and Divestitures” for additional information regarding the acquisitions.

Intangible assets, net were comprised of the following (in millions):

		December 31, 2025			December 31, 2024
	Weighted Average Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Definite-lived intangible assets:
Technology	12	$153	$(19)	$134	$159	$(12)	$147
Customer relationships	15	860	(103)	757	858	(44)	814
Trade names	14	153	(21)	132	152	(10)	142
Land use rights	78	4	(1)	3	4	(1)	3
Other	9	17	(16)	1	18	(17)	1
Total definite-lived intangible assets		$1,187	$(160)	$1,027	$1,191	$(84)	$1,107

During the year ended December 31, 2024, the Company recognized total definite-lived intangible assets of $1,114 million including customer relationships, trade names and technology in connection with the ESG acquisition. See Note D – “Acquisitions and Divestitures” for additional information regarding the intangible assets recognized upon completion of the purchase price accounting in 2025. See Note D – “Acquisitions and Divestitures” for additional information regarding these acquisitions.

	For the Year Ended December 31,
(in millions)	2025	2024	2023
Aggregate Amortization Expense	$82	$21	$3

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2026	$82
2027	81
2028	81
2029	80
2030	80

NOTE I – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	December 31,
	2025	2024
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $3 and $4 million at December 31, 2025 and 2024, respectively	$597	$596
6.25% Senior Notes due October 15, 2032, net of unamortized debt issuance costs of $15 million and $17 million at December 31, 2025 and 2024, respectively	735	733
Credit Agreement – term debt due October 8, 2031 (“New Term Facility”, as defined below), net of unamortized debt issuance costs of $17 million and $20 million; and unamortized original issue discount of $5 million and $6 million at December 31, 2025 and 2024, respectively	1,218	1,224
Secured borrowings	21	18
Finance lease obligations	11	12
Other	2	1
Total debt	2,584	2,584
Less: Current portion of long-term debt	(6)	(4)
Long-term debt, less current portion	$2,578	$2,580

Credit Agreement

On January 31, 2017, the Company entered into a credit agreement with the lenders and issuing banks party thereto and Credit Suisse AG, Cayman Islands Branch (“CSAG”), as administrative agent and collateral agent, to provide the Company with a multi-currency revolving line of credit and senior secured term loans. On April 1, 2021, the Company entered into an amendment and restatement of the credit agreement (as amended and restated, the “Credit Agreement”).

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

On October 8, 2024, the Company entered into an Incremental Assumption Agreement, Borrowing Subsidiary Agreement and Amendment No. 2 (the “Amendment No. 2”) to the Credit Agreement dated as of April 1, 2021 (the “Amended Credit Agreement No. 2”), with certain of the Company’s subsidiaries, the lenders and issuing banks party thereto and UBS AG as successor administrative agent and successor collateral agent.

The Amendment No. 2 (i) increased the size of the Company’s existing revolving credit facilities (the “Revolver”) to $800 million and extended the maturity of the Company’s existing revolving credit facilities to expire on October 8, 2029 (the “New Revolving Credit Facilities”) and (ii) provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031 (the “New Term Facility”, together with the New Revolving Credit Facilities, the “New Credit Facilities”). In addition, the Amended Credit Agreement No. 2 increased the size of the letter of credit facility. The Amended Credit Agreement No. 2 provides for the issuance of letters of credit (the “L/C Facility”) of up to $500 million (the utilization of which would decrease availability under the New Revolving Credit Facilities) and permits the Company to have additional secured facilities for the issuance of letters of credit outside of the Amended Credit Agreement No. 2 (the “Additional L/C Facility”) of up to $400 million (the utilization of which would not decrease availability under the New Revolving Credit Facilities). The aggregate amount of letters of credit which the Company may issue under the L/C Facility and the Additional L/C Facility may not at any time exceed $500 million, of which up to $400 million may be issued under the Additional L/C Facility. Borrowings under the New Term Facility initially bear interest at a per annum rate equal to Term SOFR, plus 2.00% subject to a stepdown of 0.25% based on achieving and maintaining a first lien net leverage ratio equal to or less than 0.50x.

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

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; paying dividends or making other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities require the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of December 31, 2025.

The Company had no Revolver amounts outstanding at December 31, 2025 and 2024.

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

Letters of credit outstanding (in millions):

	December 31, 2025	December 31, 2024
$500 Million Facility	$—	$—
$400 Million Facility	45	47
Bilateral Arrangements	40	48
Total	$85	$95

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Consolidated Balance Sheet as of December 31, 2025 and 2024. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Consolidated Balance Sheet as of December 31, 2025.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $21 million and $18 million is presented in Long-term debt in the Consolidated Balance Sheet as of December 31, 2025 and 2024, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months. The cash proceeds were included in other financing activities within the Consolidated Statement of Cash Flows for the year ended December 31, 2023.

Schedule of Debt Maturities

Scheduled annual maturities of the principal portion of long-term debt outstanding at December 31, 2025 in the successive five-year period and thereafter are summarized below. Amounts shown are exclusive of minimum lease payments for capital lease obligations and secured borrowings (in millions):

2026	$2
2027	—
2028	—
2029	600
2030	—
Thereafter	1,990
Total Debt	2,592
Less: Unamortized original issue discount	(5)
Less: Unamortized debt issuance costs	(35)
Net debt	$2,552

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of December 31, 2025 and 2024, as follows (in millions, except for quotes):

2025	Book Value	Quote	Fair Value
5% Notes	$600	0.98875	$593
6.25% Notes	750	1.02250	767
New Term Facility (net of discount)	1,236	1.00375	1,241

2024	Book Value	Quote	Fair Value
5% Notes	$600	0.95000	$570
6.25% Notes	750	0.98000	735
New Term Facility (net of discount)	1,244	1.00250	1,247

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

The Company paid $156 million, $53 million and $39 million of interest in 2025, 2024 and 2023, respectively.

NOTE J – LEASES

Terex has operating leases for real property, vehicles and office and industrial equipment, generally expiring over terms from 2 to 15 years. Many of the leases held by Terex include options to extend or terminate the lease. Real property leases are used for office, administrative and industrial purposes. The base terms of these leases typically expire between 2 and 15 years, with options to renew between 2 and 15 years. Most of our renewal options are linked to market conditions and Terex cannot estimate how existing renewal options will affect the monthly payments. The vehicle leases mainly include cars and trucks. Term length for these leases typically varies between 3 and 5 years. Office and industrial equipment leases primarily include machinery used for conducting business at office locations and manufacturing sites worldwide. Term length for these leases typically varies between 2 and 7 years.

Operating Leases

Operating lease cost consists of the following (in millions):

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$41	$38	$38
Variable lease cost	8	6	5
Short-term lease cost	5	8	6
Total operating lease costs	$54	$52	$49

Variable lease costs are expensed as incurred and are not included in the determination of right-of-use assets or lease liabilities. Operating lease obligations consist primarily of commitments to rent real properties.

Supplemental balance sheet information related to leases (in millions, except lease term and discount rate):

	December 31,
	2025	2024
Operating lease right-of-use assets included within Other assets	$126	$136

Current maturities of operating leases included within Other current liabilities	$33	$31
Non-current operating leases included within Other non-current liabilities	96	103
Total operating lease liabilities	$129	$134

Weighted average discount rate for operating leases	5.84%	5.80%
Weighted average remaining operating lease term in years	5	5
Maturities of operating lease liabilities (in millions):

2026	$39
2027	33
2028	29
2029	19
2030	9
Thereafter	21
Total undiscounted operating lease payments	150
Less: Imputed interest	(21)
Total operating lease liabilities	129
Less: Current maturities of operating lease liabilities	(33)
Non-current operating lease liabilities	$96
Supplemental cash flow and other information related to operating leases (in millions):

	December 31,
	2025	2024
Cash paid for amounts included in the measurement of operating lease liabilities	$49	$41
Operating right-of-use assets obtained in exchange for operating lease liabilities	$23	$29

NOTE K – STOCKHOLDERS’ EQUITY

On December 31, 2025, there were 85.5 million shares of common stock issued and 64.9 million shares of common stock outstanding. Of the 214.5 million unissued shares of common stock at that date, 1.7 million shares of common stock were reserved for issuance for the vesting of restricted stock.

Common Stock in Treasury

The Company values treasury stock on a cost basis. As of December 31, 2025, the Company held 20.6 million shares of common stock in treasury totaling $722 million, which include 0.7 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $22 million.

Preferred Stock

The Company’s certificate of incorporation was amended in June 1998 to authorize 50 million shares of preferred stock, $0.01 par value per share. As of December 31, 2025 and 2024, there were no shares of preferred stock outstanding.

Stock-Based Compensation

In May 2021, the stockholders approved the Terex Corporation Amended and Restated 2018 Omnibus Incentive Plan (the “2018 Plan”) which increased the number of shares of common stock (“Shares”) authorized for issuance by 2 million. The purpose of the 2018 Plan is to assist the Company in attracting and retaining selected individuals to serve as employees, directors, officers, consultants and advisors of the Company and its subsidiaries and affiliates who will contribute to the Company’s success and to achieve long-term objectives which will inure to the benefit of all stockholders of the Company through the additional incentive inherent in the ownership of the common stock. The 2018 Plan authorizes the granting of (i) options to purchase shares of common stock, (ii) stock appreciation rights, (iii) restricted stock awards, (iv) restricted stock units, (v) other stock awards, (vi) cash awards and (vii) performance awards. Under the 2018 Plan, Shares covering restricted stock awards, restricted stock units and other stock awards shall only be counted as used to the extent that they are actually issued. As of December 31, 2025, 1.4 million shares were available for grant under the 2018 Plan.

During the year ended December 31, 2025, the Company awarded 1.0 million shares of Restricted Stock to its employees with a weighted average fair value of $41.50 per share. Approximately 64% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 25% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 11% cliff vest and are based on performance targets containing a market condition determined over a three-year period.

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

The following table presents the weighted-average assumptions used in the valuations:

	Grant date	Grant date	Grant date
	March 15, 2025	March 15, 2024	March 15, 2023
Dividend yields	1.69%	1.15%	1.21%
Expected volatility	41.56%	42.65%	46.54%
Risk free interest rate	3.96%	4.50%	3.81%
Expected life (in years)	3	3	3
Grant date fair value per share	$42.06	$67.70	$63.33

The following table is a summary of Restricted Stock under all of the Company’s plans:

	Restricted Stock	Weighted Average Grant Date Fair Value
Nonvested at December 31, 2024	1,416,015	$55.83
Granted	982,971	$41.50
Vested	(646,519)	$52.22
Canceled, expired or other	(55,962)	$50.96
Nonvested at December 31, 2025	1,696,505	$48.15

As of December 31, 2025, unrecognized compensation costs related to restricted stock totaled approximately $46 million, which will be expensed over a weighted average period of 1.7 years. The grant date weighted average fair value for Restricted Stock during the years ended December 31, 2025, 2024 and 2023 was $41.50, $59.62 and $57.53, respectively. The total fair value of shares vested for Restricted Stock was $34 million, $45 million and $31 million for the years ended December 31, 2025, 2024 and 2023, respectively.

Tax benefits associated with stock-based compensation were $6 million in each of the years ended December 31, 2025, 2024 and 2023, respectively. The excess tax benefit for all stock-based compensation is included in the Consolidated Statement of Cash Flows as an operating cash activity.

Comprehensive Income (Loss)

The following table reflects the accumulated balances of other comprehensive income (loss) (in millions):

	Cumulative Translation Adjustment	Derivative Hedging Adjustment	Debt & Equity Securities Adjustment	Pension Liability Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance at January 1, 2023	$(286)	$(6)	$(4)	$(46)	$(342)
Current year change	58	1	1	(5)	55
Balance at December 31, 2023	(228)	(5)	(3)	(51)	(287)
Current year change	(110)	12	—	3	(95)
Balance at December 31, 2024	(338)	7	(3)	(48)	(382)
Current year change	166	(44)	1	(6)	117
Balance at December 31, 2025	$(172)	$(37)	$(2)	$(54)	$(265)

As of December 31, 2025, AOCI for the cumulative translation adjustment, derivative hedging adjustment, debt and equity securities adjustment and pension liability adjustment are net of a tax benefit/(provision) of $7 million, $11 million, $1 million and $2 million, respectively.

Changes in Accumulated Other Comprehensive Income (Loss)
The table below presents changes in AOCI by component for the year ended December 31, 2025 and 2024. All amounts are net of tax (in millions).

	Year ended December 31, 2025					Year ended December 31, 2024
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(338)	$7	$(3)	$(48)	$(382)	$(228)	$(5)	$(3)	$(51)	$(287)
Other comprehensive income (loss) before reclassifications	166	(46)	1	(8)	113	(110)	12	—	1	(97)
Amounts reclassified from AOCI	—	2	—	2	4	—	—	—	2	2
Net other comprehensive income (loss)	166	(44)	1	(6)	117	(110)	12	—	3	(95)
Ending balance	$(172)	$(37)	$(2)	$(54)	$(265)	$(338)	$7	$(3)	$(48)	$(382)

Share Repurchases

In July 2018, Terex’s Board of Directors (“Board”) authorized the repurchase of up to $300 million of the Company’s outstanding shares of common stock. In December 2022, Terex’s Board authorized the additional repurchase of up to $150 million of the Company’s outstanding shares of common stock. In July 2025, the Board authorized a further repurchase of up to $150 million of the Company’s outstanding shares of common stock. The table below presents year-to-date shares repurchased, based on trading date, inclusive of transactions executed but not yet settled, by the Company under these programs.

Year Ended December 31,	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2025	1,349,795	$52
2024	871,585	$47
2023	1,287,214	$61

Dividends

The table below presents dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2025	$0.17	$0.17	$0.17	$0.17
2024	0.17	0.17	0.17	0.17
2023	0.15	0.15	0.17	0.17

In February 2026, Terex’s Board declared a dividend of $0.17 per share, which will be paid on March 19, 2026 to the Company’s stockholders of record as of March 6, 2026.

NOTE L – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial, class actions, intellectual property and tax litigation, which have arisen in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract, with retained liability or deductibles. The Company records and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote. The Company believes the outcome of such matters, individually and in aggregate, will not have a material adverse effect on its consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

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

For credit guarantees outstanding as of December 31, 2025 and 2024, the maximum exposure determined was $53 million and $72 million, respectively. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $5 million and $7 million at December 31, 2025 and 2024, respectively.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees may be affected by economic conditions in used equipment markets at the time of loss.

NOTE M – SUBSEQUENT EVENTS

On October 29, 2025, the Company entered into a definitive merger agreement with REV Group, Inc. (“REV”), a publicly traded manufacturer and distributor of specialty vehicles and related aftermarket parts and services, in a stock-and-cash transaction (the “REV Transaction”). On February 2, 2026, the Company completed the REV Transaction in accordance with the terms of the agreement. The provisional purchase consideration of $3,262 million is based on the conversion of each outstanding share of REV to 0.9809 of a share of Terex and $8.71 in cash ($426 million in total) and estimated fair value of converted unvested share based awards attributable to pre-combination service. In connection with the REV Transaction, there were an additional 48.1 million shares of Terex issued upon conversion.

REV serves a diversified customer base, primarily in the U.S. and their products are sold to municipalities, government agencies, private contractors, consumers, and industrial and commercial end users. REV provides customized vehicle solutions for applications, including essential needs for public services (ambulances and fire apparatus), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (motorized recreational vehicles). The REV Transaction created a diversified specialty equipment manufacturer of emergency, waste, utilities, environmental, material processing equipment and mobile elevating work platforms with attractive end markets characterized by low cyclicality and long-term growth profiles.

The REV Transaction will be accounted for as a business combination under ASC 805, Business Combinations, using the acquisition method of accounting. Because the REV Transaction closed in close proximity to the filing of this Annual Report on Form 10‑K for the year ended December 31, 2025, the initial accounting for the business combination is not yet complete. As a result, the Company is unable to provide the disclosures required by ASC 805 at this time. The Company will include the required disclosures in its Quarterly Report on Form 10‑Q for the period ending March 31, 2026.

Acquisition-Related Expenses

The Company has incurred transaction costs directly related to the REV Transaction of $11 million for the year ended December 31, 2025, which is recorded in Other income (expense) - net.

Unaudited Pro Forma Information

The following unaudited pro forma financial information has been prepared as if both the REV Transaction and the ESG Acquisition had occurred on January 1, 2024. This information is derived from the historical results of operations and does not purport to represent what the Company’s results of operations would have been had the transactions occurred on that date, nor is it intended to be indicative of the Company’s future results. The unaudited pro forma combined Net Income and Earnings per share are not presented as the initial accounting for REV Transaction is incomplete as of the date these financial statements are being issued.

(in millions)	Year Ended December 31,
	2025	2024
Net sales	$7,928	$8,135

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(in millions)

	Balance Beginning of Year	Charges to Earnings	Other (1)	Deductions (2)	Balance End of Year
Year ended December 31, 2025
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9	$1	$—	$(1)	$9
Allowance for doubtful accounts - Non-current	—	—	—	—	—
Reserve for inventory	79	24	(7)	(28)	68
Valuation allowances for deferred tax assets	44	(3)	—	(1)	40
Totals	$132	$22	$(7)	$(30)	$117
Year ended December 31, 2024
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$8	$1	$2	$(2)	$9
Allowance for doubtful accounts - Non-current	—	—	—	—	—
Reserve for inventory	71	21	2	(15)	79
Valuation allowances for deferred tax assets	53	(7)	(1)	(1)	44
Totals	$132	$15	$3	$(18)	$132
Year ended December 31, 2023
Deducted from asset accounts:
Allowance for doubtful accounts - Current	$9	$—	$—	$(1)	$8
Allowance for doubtful accounts - Non-current	1	—	—	(1)	—
Reserve for inventory	61	25	2	(17)	71
Valuation allowances for deferred tax assets	63	(9)	—	(1)	53
Totals	$134	$16	$2	$(20)	$132

(1)Primarily represents the impact of foreign currency exchange, business divestitures and other amounts recorded to accumulated other comprehensive income (loss).
(2)Primarily represents the utilization of established reserves, net of recoveries.