Form 10-Q
period 2026-03-31
TEREX CORP
filed 2026-05-01
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 114.2 million as of April 28, 2026.

The Exhibit Index begins on page 40.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of March 31, 2026 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended March 31, 2026

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2026	2025
Net sales	$1,734	$1,229
Cost of goods sold	(1,528)	(982)
Gross profit	206	247
Selling, general and administrative expenses	(241)	(161)
Amortization of purchased intangibles	(47)	(17)
Operating (loss) profit	(82)	69
Other income (expense)
Interest income	4	2
Interest expense	(47)	(43)
Other expense – net	(1)	(2)
(Loss) income before income taxes	(126)	26
Benefit from (provision for) income taxes	33	(5)
(Loss) income from continuing operations	(93)	21
Gain on disposition of discontinued operations – net of tax	4	—
Net (loss) income	$(89)	$21

Basic (loss) earnings per share
(Loss) income from continuing operations	$(0.97)	$0.32
Gain on disposition of discontinued operations – net of tax	0.04	—
Net (loss) income	$(0.93)	$0.32
Diluted (loss) earnings per share:
(Loss) income from continuing operations	$(0.97)	$0.31
Gain on disposition of discontinued operations – net of tax	0.04	—
Net (loss) income	$(0.93)	$0.31
Weighted average number of shares outstanding in per share calculation
Basic	96.1	66.3
Diluted	96.1	66.9

Net (loss) income	$(89)	$21
Other comprehensive (loss) income	(12)	32
Comprehensive (loss) income	$(101)	$53

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except par value)

	March 31, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$392	$772
Receivables (net of allowance of $10 and $9 at March 31, 2026 and December 31, 2025, respectively)	970	712
Inventories	1,656	1,109
Prepaid and other current assets	153	132
Total current assets	3,171	2,725
Non-current assets
Property, plant and equipment – net	935	760
Goodwill	2,539	1,091
Intangible assets – net	2,986	1,027
Other assets	557	536
Total assets	$10,188	$6,139

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	4	6
Trade accounts payable	931	683
Accrued compensation and benefits	168	123
Short-term customer advances	215	44
Other current liabilities	406	331
Total current liabilities	1,724	1,187
Non-current liabilities
Long-term debt, less current portion	2,745	2,578
Long-term customer advances	198	20
Long-term deferred tax liabilities	398	8
Other non-current liabilities	301	251
Total liabilities	5,366	4,044
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 134.3 and 85.5 shares at March 31, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	3,801	942
Retained earnings	2,031	2,139
Accumulated other comprehensive loss	(277)	(265)
Shares of common stock in treasury – 20.8 and 20.6 shares at March 31, 2026 and December 31, 2025	(734)	(722)
Total stockholders’ equity	4,822	2,095
Total liabilities and stockholders’ equity	$10,188	$6,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
Balance at December 31, 2025	64.9	$1	$942	$2,139	$(265)	$(722)	$2,095
Net loss	—	—	—	(89)	—	—	(89)
Other comprehensive loss – net of tax	—	—	—	—	(12)	—	(12)
Stock compensation expense	—	—	36	—	—	—	36
Vestings of restricted stock, net of employee tax withholdings	0.7	—	(12)	—	—	(13)	(25)
Compensation under stock-based plans – net	—	—	—	—	—	1	1
Dividends	—	—	—	(19)	—	—	(19)
Issuance of common stock related to merger(1)	47.9	—	2,836	—	—	—	2,836
Other	—	—	(1)	—	—	—	(1)
Balance at March 31, 2026	113.5	$1	$3,801	$2,031	$(277)	$(734)	$4,822
(1) Includes stock-based compensation attributable to pre-combination services.

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832
Net income	—	—	—	21	—	—	21
Other comprehensive income – net of tax	—	—	—	—	32	—	32
Stock compensation expense	—	—	10	—	—	—	10
Vestings of restricted stock, net of employee tax withholdings	0.4	—	(8)	—	—	—	(8)
Compensation under stock-based plans – net	0.2	—	(5)	—	—	6	1
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.8)	—	—	—	—	(33)	(33)
Other	—	—	1	—	—	(1)	—
Balance at March 31, 2025	65.5	$1	$919	$1,974	$(350)	$(700)	$1,844

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net (loss) income	$(89)	$21
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	77	39
Deferred taxes	(43)	—
Stock-based compensation expense	36	10
Inventory and other non-cash charges	110	2
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(76)	(134)
Inventories	(29)	(43)
Trade accounts payable	64	102
Other assets and liabilities	(82)	(19)
Foreign exchange and other operating activities, net	1	1
Net cash used in operating activities	(31)	(21)
Investing Activities
Capital expenditures	(26)	(36)
Acquisitions, net of cash acquired, and investments	(467)	(2)
Other investing activities, net	26	12
Net cash used in investing activities	(467)	(26)
Financing Activities
Repayments of debt	(70)	(61)
Proceeds from issuance of debt	235	61
Share repurchases	—	(32)
Dividends paid	(19)	(11)
Other financing activities, net	(24)	(7)
Net cash provided by (used in) financing activities	122	(50)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	7
Net Decrease in Cash and Cash Equivalents	(380)	(90)
Cash and Cash Equivalents at Beginning of Period	772	388
Cash and Cash Equivalents at End of Period	$392	$298

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of March 31, 2026 and for the three months ended March 31, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for year ended December 31, 2025.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three months ended March 31, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

Effective January 1, 2026, the Company made a voluntary change to classify and present the amortization of finite-lived intangibles related to Customer relationships and Trade names as Selling, general, and administrative expenses rather than in Cost of goods sold. The amortization expense related to Technology, Land use rights, and Other intangible assets will remain classified and presented in Cost of goods sold. We believe this change in classification and presentation better aligns the costs that are directly associated with generating revenue. The change in classification and presentation has been reflected in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income, with retrospective application of the change to the prior periods presented. The impact of this change to the comparative period was an increase to Selling, general and administrative expense and related decrease to Cost of goods sold of $17 million for the three months ended March 31, 2025.

Merger Transaction. On October 29, 2025, the Company entered into a definitive merger agreement with REV Group, Inc. (“REV”), a publicly traded manufacturer and distributor of specialty vehicles and related aftermarket parts and services, in a stock-and-cash transaction (the “REV Transaction”), in which the Company acquired 100% of the issued and outstanding stock of REV. On February 2, 2026 (the “Closing Date”), the Company completed the REV Transaction in accordance with the terms of the agreement. See Note D - “Acquisitions and Divestitures” in our Notes to Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Accounting Standards Implemented in 2026. In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient to assume that conditions as of the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under Topic 606. The guidance is effective for fiscal years beginning after December 15, 2025 and interim periods within those fiscal years, with early adoption permitted. The Company adopted ASU 2025-05 on January 1, 2026 on a prospective basis and elected the practical expedient provided by ASU 2025-05. The adoption of ASU 2025-05 did not have a material effect on the Company’s condensed consolidated financial statements or disclosures.

Accounting Standards to be Implemented. In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (Subtopic 220-40), which requires more detailed disclosures about specified categories of expenses (including purchases of inventory, employee compensation, intangible asset amortization, and depreciation) included in certain expense captions presented on the face of the income statement (such as cost of sales and SG&A expenses). The guidance is effective for fiscal years beginning after December 15, 2026 and interim periods within fiscal years beginning after December 15, 2027. The Company is currently evaluating the impact of this guidance on its disclosures to the consolidated financial statements.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $876 million and $627 million of trade accounts receivable at March 31, 2026 and December 31, 2025, respectively. Trade accounts receivable are recorded at invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are written off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$9	$9
Provision for credit losses	1	1
Other (1)	—	—
Balance at of end of period	$10	$10
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Revenue Recognition.

Contract Liabilities
Contract liabilities, referred to as Customer advances in the Condensed Consolidated Balance Sheets, relate to instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue. Contract liabilities are reduced when the associated revenue from the contract is recognized. For the three months ended March 31, 2026, revenue related to contract liabilities outstanding as of December 31, 2025 was immaterial. During the same period, the Company recognized $44 million of revenue that was included in the contract liabilities balance of $359 million assumed in connection with the REV Transaction. See Note D - “Acquisitions and Divestitures” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction. Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges incurred on customer advances was $3 million for the three months ended March 31, 2026 and is recorded in Interest expense in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

The Company had no significant contract assets as of March 31, 2026 and December 31, 2025.

Remaining Performance Obligation
The Company estimated that $3,452 million and $39 million at March 31, 2026 and December 31, 2025, respectively, in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. We expect to recognize approximately 43% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue in the next twelve months, with the remaining balance to be recognized thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Supplier Finance. The Company has supplier finance programs to pay third-party banks the stated amount of confirmed invoices from its designated suppliers. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the program require payment in full within 120 days of invoice date. Confirmed obligation amounts outstanding were $44 million and $36 million at March 31, 2026 and December 31, 2025, respectively. Confirmed obligation amounts outstanding were included in Trade accounts payable in the Company’s Condensed Consolidated Balance Sheets.

Guarantees. The Company issues guarantees to financial institutions related to the financing of equipment purchases by customers. The expectation of losses or non-performance is evaluated based on consideration of historical customer assessments, current financial conditions, reasonable and supportable forecasts, equipment collateral value and other factors. Reserves are recorded for expected loss over the contractual period of risk exposure. See Note J – “Litigation and Contingencies” for additional information regarding guarantees issued to financial institutions.

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

A liability for estimated warranty claims is accrued at the time of sale. The current portion of the product warranty liability is included in Other current liabilities and the non-current portion is included in Other non-current liabilities in the Company’s Condensed Consolidated Balance Sheets. The liability is established using historical warranty claims experience for each product sold. Historical claims experience may be adjusted for known design improvements or for the impact of unusual product quality issues. Assumptions are updated for known events that may affect the potential warranty liability.

The following table summarizes changes in the consolidated product warranty liability (in millions):

	Three Months Ended
	March 31, 2026	March 31, 2025
Balance at beginning of period	$50	$54
Liabilities assumed due to business acquisition	53	—
Accruals for warranties issued during the period	20	12
Changes in estimates	1	3
Settlements during the period	(21)	(14)
Foreign exchange effect/other	—	1
Balance at end of period	$103	$56

Derivatives. Derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or AOCI, depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in AOCI are included in earnings in the periods in which earnings are affected by the hedged item. Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $470 million at both March 31, 2026 and December 31, 2025. The Company had $177 million and $114 million notional value of foreign exchange contracts outstanding that were not designated as hedging instruments at March 31, 2026 and December 31, 2025, respectively. Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations during the three months ended March 31, 2026 and 2025. Net gains and losses reclassified to earnings from AOCI related to qualified hedges were not material to our results of operations during the three months ended March 31, 2026 and 2025 and the Company does not expect the amount of these gains and losses that will be reclassified to earnings during the next year to be material.

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include identifiable assets acquired and liabilities assumed in a business combination discussed in Note D – “Acquisitions and Divestitures”; commodity swaps, cross currency swaps and foreign exchange contracts; and debt discussed in Note I – “Long-Term Obligations”. These assets and liabilities are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

The Company has investments held in a Rabbi Trust for the Company’s non-qualified supplemental executive retirement plans (“SERPs”). The total value of these investments was $32 million and $33 million as of March 31, 2026 and December 31, 2025, respectively, and were considered to be measured at Level 1. The Rabbi trust assets are subject to claims of the Company's creditors. One of the SERPs (the defined benefit plan) is frozen to future entrants.

NOTE B – BUSINESS SEGMENT INFORMATION

The Company identifies its operating segments according to how business activities are managed and evaluated. Effective February 2, 2026 in connection with the REV Transaction, the Company reports its business in the following reportable segments: (i) Environmental Solutions (“ES”), (ii) Materials Processing (“MP”), (iii) Specialty Vehicles (“SV”) and (iv) Aerials. The Company’s Environmental Solutions Group (“ESG”) and Utilities operating segments share similar economic characteristics and are aggregated into one reportable segment, ES.

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

SV designs, manufactures, services and markets commercial and custom fire and ambulance vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers in the United States and other countries, trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports; and industrial sweepers for both the commercial and rental markets. SV also manufactures, markets and distributes Class A recreational vehicles (“RVs”) (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), as well as Class C RVs (motorhomes built on a van or commercial truck chassis).

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

The Company assists customers in their rental, leasing and acquisition of its products through Terex Financial Services (“TFS”). TFS uses its equipment financing expertise to facilitate financial products and services to assist customers in the procurement of the Terex equipment. TFS is included in Corporate and Other.

Corporate and Other also includes eliminations among the four reportable segments, as well as general and corporate items.

The Company’s chief operating decision maker (“CODM”) uses both Adjusted operating profit and Adjusted EBITDA to evaluate segment performance and allocate resources. In accordance with ASC 280, the Company assessed the measure of segment profit or loss required to be reported and determined that Adjusted operating profit is the measure that is most consistent with U.S. GAAP. Accordingly, Adjusted operating profit is presented as the Company’s required measure of segment profit or loss in the accompanying segment information. This change in presentation has been applied retrospectively, and prior‑period segment information has been recast to conform to the current‑year presentation. This change did not affect the Company’s condensed consolidated financial statements.

Business segment information is presented below (in millions):

	Three Months Ended March 31, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$412	$419	$436	$469	$(2)	$1,734

Less: (1)
Adjusted cost of goods sold	308	318	355	429		1,410
Adjusted selling, general and administrative expenses	34	43	23	47		147
Adjusted segment operating profit (loss)	$70	$58	$58	$(7)		$179

Corporate and Other / Eliminations						(99)
Restructuring and other						(1)
Purchase Price Accounting						(164)
Divestitures						3
Consolidated operating (loss) profit						$(82)
Interest income (expense) - net						(43)
Other income (expense) - net						(1)
(Loss) income before income taxes						$(126)
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown. Adjusted cost of goods sold and Adjusted selling, general and administrative expenses exclude certain items that are reflected as reconciling items in the reconciliation to Consolidated operating profit.

	Three Months Ended March 31, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$399	$382	$—	$450	$(2)	$1,229

Less: (1)
Adjusted cost of goods sold	290	299	—	389		978
Adjusted selling, general and administrative expenses	32	45	—	47		124
Adjusted segment operating profit	$77	$38	$—	$14		$129

Corporate and Other / Eliminations						$(25)
Restructuring and other						(4)
Purchase Price Accounting						(21)
Litigation related						(10)
Consolidated operating profit						$69
Interest income (expense) - net						(41)
Other income (expense) - net						(2)
Income (loss) before income taxes						$26
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown. Adjusted cost of goods sold and Adjusted selling, general and administrative expenses exclude certain items that are reflected as reconciling items in the reconciliation to Consolidated operating profit.

	Three Months Ended March 31,
	2026	2025
Depreciation and amortization
ES	$24	$24
MP	5	5
SV	36	—
Aerials	7	6
Corporate	5	4
Total	$77	$39
Capital expenditures
ES	$8	$7
MP	2	4
SV	6	—
Aerials	8	23
Corporate	2	2
Total	$26	$36

	March 31, 2026	December 31, 2025
Identifiable assets
ES	$2,546	$2,523
MP	1,006	979
SV	4,369	—
Aerials	1,424	1,443
Corporate	843	1,194
Total	$10,188	$6,139

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended March 31, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$405	$178	$434	$335	$—	$1,352
Western Europe	—	104	—	90	—	194
Asia-Pacific	2	93	—	21	—	116
Rest of World (1)	5	44	2	23	(2)	72
Total (2)	$412	$419	$436	$469	$(2)	$1,734
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $1,273 million for the three months ended March 31, 2026 attributable to the U.S., the Company’s country of domicile.

	Three Months Ended March 31, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$396	$171	$—	$331	$—	$898
Western Europe	—	95	—	67	—	162
Asia-Pacific	1	76	—	25	—	102
Rest of World (1)	2	40	—	27	(2)	67
Total (2)	$399	$382	$—	$450	$(2)	$1,229
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $817 million for the three months ended March 31, 2025 attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

NOTE C – INCOME TAXES

During the three months ended March 31, 2026, the Company recognized income tax benefit of $33 million on a loss of $126 million, an effective tax rate of 26.5%, as compared to income tax expense of $5 million on income of $26 million, an effective tax rate of 20.3%, for the three months ended March 31, 2025. The higher effective tax rate for the three months ended March 31, 2026 when compared with the three months ended March 31, 2025 is primarily due to higher tax related to geographic distribution of income.

NOTE D – ACQUISITIONS AND DIVESTITURES

REV Group, Inc. Acquisition

On the Closing date, the Company completed the REV Transaction in accordance with the terms of the definitive merger agreement with REV. The provisional purchase consideration of $3,384 million is based on the conversion of each outstanding share of REV to 0.9809 of a share of Terex and $8.71 in cash ($426 million in total), the settlement of REV’s outstanding debt owed to a third-party bank that was required to be repaid at closing, and estimated fair value of converted unvested share based awards attributable to pre-combination service. In connection with the REV Transaction, there were an additional 47.9 million shares of Terex issued upon conversion.

REV serves a diversified customer base primarily in the U.S., and their products are sold to municipalities, government agencies, private contractors, consumers, and industrial and commercial end users. REV provides customized vehicle solutions for applications, including essential needs for public services (ambulances and fire apparatus), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (motorized recreational vehicles). The REV Transaction created a diversified specialty equipment manufacturer of emergency, waste, utilities, environmental, material processing equipment and mobile elevating work platforms with attractive end markets characterized by low cyclicality and long-term growth profiles.

The following table summarizes the components of the provisional purchase consideration (in millions except per-share information and the exchange ratio):

REV shares outstanding(1)	48.9
Cash consideration (per REV share)	$8.71
Cash portion of purchase price	$426
Settlement of REV’s outstanding debt	122
Total cash consideration transferred	$548

REV shares outstanding(1)	48.9
Exchange ratio	0.9809
Total Terex common shares issued	47.9
Terex's share price(2)	$58.99
Equity portion of purchase price	$2,828

Fair value of converted unvested share based awards attributable to pre-combination services(3)	$8
Total provisional consideration transferred	$3,384

(1) Represents REV’s outstanding shares as of February 1, 2026. (2) Represents Terex's share price as of February 2, 2026. (3) Represents fair value estimate as of February 2, 2026.

Net Assets Acquired

The Company has applied purchase accounting to REV and the results of its operations are included in the Company’s consolidated financial statements following the Closing Date. The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill is calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. The net assets and liabilities of REV were recorded at their estimated fair value using Level 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, future revenue growth, profitability, appropriate discount rates, attrition rates, royalty rates, growth rates and economic lives. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, certain assets acquired and liabilities assumed, such as certain intangibles and related assumptions including useful lives and related amortization, contingencies, as well as tax positions require further analysis and may move materially as the analysis is completed. Accordingly, these are highly preliminary estimates that are subject to adjustments during the measurement period, not to exceed one year from the acquisition date, based upon new information obtained about facts and circumstances that existed as of the date of closing the merger. Upon completion of the fair value assessment, Terex anticipates that the net assets acquired may differ materially from the preliminary assessment outlined above.

The following table summarizes the preliminary estimated fair values of the REV assets acquired and liabilities assumed and related deferred income taxes as of the Closing Date (in millions).

February 2, 2026
Cash acquired	$81
Receivables, net	183
Inventories, net	644
Prepaid and other current assets	71
Property, plant & equipment, net	182
Goodwill	1,451
Identified intangibles subject to amortization	1,254
Identified indefinite-lived intangibles	758
Other assets	42
Total assets acquired	$4,666

Trade accounts payable	193
Short-term customer advances	176
Other current liabilities	181
Long-term deferred tax liabilities	478
Other non-current liabilities	254
Total liabilities assumed	$1,282
Net assets acquired	$3,384

Any changes to the initial estimates of fair value of the assets and liabilities will be recorded as adjustments to those assets and liabilities and residual amounts will be allocated to goodwill.

Goodwill of $1,451 million resulting from the merger was assigned to the newly created SV segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce and expected synergies from the business combinations.

The following table summarizes the preliminary determination of the fair values of identifiable indefinite and finite-lived intangible assets acquired (in millions):

	Weighted Average Life (in years)	Gross Carrying Amount
Indefinite-lived intangible assets:
Trade names	N/A	$758
Finite-lived intangible assets:
Backlog	2	236
Trade names	20	21
Customer relationships	14	819
Non-competition agreement	3	19
Technology	12	159
Total Indefinite and Finite-lived intangible assets		$2,012

Acquisition-Related Expenses

The Company has incurred transaction costs directly related to the REV Transaction of $17 million for the three months ended March 31, 2026, which is recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Operations and Comprehensive (Loss) Income.

Unaudited Actual and Pro Forma Information

The Company’s consolidated Net sales and Net loss attributable to Terex Corporation from February 2, 2026 through March 31, 2026 includes $436 million and $56 million, respectively, related to the REV business.

The following unaudited pro forma information has been presented as if the REV Transaction occurred on January 1, 2025. This information is based on historical results of operations, adjusted for acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had the Company operated the business since January 1, 2025, nor does it intend to be a projection of future results.

(in millions, except per share data)	Three Months Ended	Three Months Ended
	March 31, 2026	March 31, 2025
Net sales	$1,924	$1,827
Net income (loss)	31	(114)
Basic earnings (loss) per share net income	0.33	(1.72)
Diluted earnings (loss) per share net income	0.32	(1.72)

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(89)	$21
Basic:
Weighted average shares outstanding	96.1	66.3
(Loss) earnings per share	$(0.93)	$0.32
Diluted:
Basic weighted average shares outstanding	96.1	66.3
Effect of dilutive restricted stock	—	0.6
Diluted weighted average shares outstanding	96.1	66.9
(Loss) earnings per share	$(0.93)	$0.31

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 1.0 million and 0.5 million were outstanding during three months ended March 31, 2026 and 2025, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	March 31, 2026	December 31, 2025
Finished equipment	$421	$373
Replacement parts	203	190
Work-in-process	376	107
Raw materials, chassis, and supplies	656	439
Inventories	$1,656	$1,109

Inventory reserves were $197 million and $68 million at March 31, 2026 and December 31, 2025, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	March 31, 2026	December 31, 2025
Property - Land and land improvements	$123	$93
Plant - Building and building improvements	455	374
Equipment	754	666
Leasehold improvements	64	63
Construction in progress	70	79
Property, plant and equipment – gross	1,466	1,275
Less: Accumulated depreciation	(531)	(515)
Property, plant and equipment – net	$935	$760

NOTE H – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill by business segment is as follows (in millions):

	March 31, 2026			December 31, 2025
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
ES	$796	$—	$796	$796	$—	$796
MP	214	(23)	191	217	(23)	194
SV	1,451	—	1,451	—	—	—
Aerials	140	(39)	101	140	(39)	101
Total	$2,601	$(62)	$2,539	$1,153	$(62)	$1,091

An analysis of changes in the Company’s net carrying value of goodwill by business segment is as follows (in millions):

	ES	MP	SV	Aerials	Total
Balance at December 31, 2025, net	$796	$194	$—	$101	$1,091
Acquisitions	—	—	1,451	—	1,451
Foreign exchange effect and other	—	(3)	—	—	(3)
Balance at March 31, 2026, net	$796	$191	$1,451	$101	$2,539

Intangible assets, net were comprised of the following (in millions):

	March 31, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Technology	$312	$(23)	$289	$153	$(19)	$134
Customer relationships	1,680	(129)	1,551	860	(103)	757
Trade names	173	(25)	148	153	(21)	132
Land use rights	4	(1)	3	4	(1)	3
Backlog	236	(17)	219	—	—	—
Non-competition agreement	19	(1)	18	—	—	—
Other	17	(16)	1	17	(16)	1
Total finite-lived intangible assets	$2,441	$(212)	$2,229	$1,187	$(160)	$1,027
Indefinite-lived trade names	757	—	757	—	—	—
Total intangible assets	$3,198	$(212)	$2,986	$1,187	$(160)	$1,027

Aggregate intangible asset amortization expense was $53 million and $20 million for the three months ended March 31, 2026 and 2025, respectively, of which $6 million and $3 million, respectively, was recorded in Cost of goods sold in the Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income.

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2026 (remaining nine months)	$204
2027	266
2028	214
2029	167
2030	163

NOTE I – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	March 31, 2026	December 31, 2025
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $3 million at March 31, 2026 and December 31, 2025	$597	$597
6.25% Senior Notes due October 15, 2032, net of unamortized debt issuance costs of $14 million and $15 million at March 31, 2026 and December 31, 2025, respectively	736	735
Credit Agreement – term debt due October 8, 2031 (“New Term Facility”, as defined below), net of unamortized debt issuance costs of $17 million; and unamortized original issue discount of $5 million at March 31, 2026 and December 31, 2025	1,216	1,218
Credit Agreement - revolving line of credit expires on October 8, 2029	170	—
Secured borrowings	20	21
Finance lease obligations	9	11
Other	1	2
Total debt	2,749	2,584
Less: Current portion of long-term debt	(4)	(6)
Long-term debt, less current portion	$2,745	$2,578

Credit Agreement

On October 8, 2024, the Company entered into an Incremental Assumption Agreement, Borrowing Subsidiary Agreement and Amendment No. 2 to its Amended and Restated Credit Agreement dated April 1, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with certain of the Company’s subsidiaries, the lenders and issuing banks party thereto and UBS AG as successor administrative agent and successor collateral agent. The amendment increased Company’s existing revolving credit facilities (the “Revolver”) to $800 million and extended the maturity of the Company’s existing revolving credit facilities to expire on October 8, 2029 (the “New Revolving Credit Facilities”) and provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031 (the “New Term Facility”, together with the New Revolving Credit Facilities, the “New Credit Facilities”). In addition, the amendment increased the size of the letter of credit facility, provides for the issuance of letters of credit (the “L/C Facility”) of up to $500 million (the utilization of which would decrease availability under the New Revolving Credit Facilities) and permits the Company to have additional secured facilities for the issuance of letters of credit outside of the Amended Credit Agreement (the “Additional L/C Facility”) of up to $400 million (the utilization of which would not decrease availability under the New Revolving Credit Facilities). The aggregate amount of letters of credit which the Company may issue under the L/C Facility and the Additional L/C Facility may not at any time exceed $500 million, of which up to $400 million may be issued under the Additional L/C Facility. Borrowings under the New Term Facility initially bear interest at a per annum rate equal to Term SOFR, plus 2.00% subject to a stepdown of 0.25% based on achieving and maintaining a first lien net leverage ratio equal to or less than 0.50x. On August 12, 2025, the borrowing rate of the New Term Facility was amended by a Refinancing Facility Agreement and additional amendment to the Credit Agreement (the “Amended Credit Agreement”), that lowered the Company’s U.S. Dollar denominated term loans to bear interest at a rate of SOFR plus 1.75%, and reduced the spread on the revolving credit facilities by 12.5 to 25 basis points.

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; paying dividends or making other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities require the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of March 31, 2026.

The Company obtains letters of credit that generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheets and guaranteeing the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the Amended Credit Agreement and via bilateral arrangements outside the Amended Credit Agreement.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions (the “Bilateral Arrangements”). The Bilateral Arrangements are not secured under the Amended Credit Agreement and do not decrease availability under the Revolver.

Letters of credit outstanding (in millions):

	March 31, 2026	December 31, 2025
$500 Million Facility	$—	$—
$400 Million Facility	59	45
Bilateral Arrangements	41	40
Total	$100	$85

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $20 million and $21 million is presented in Long-term debt in the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of March 31, 2026, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600	0.98625	$592
6.25% Notes	750	1.00500	754
New Term Facility (net of discount)	1,233	1.00125	1,235

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

NOTE J – LITIGATION AND CONTINGENCIES

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

Performance, Bid and Specialty Bonds

The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company. The balance of outstanding performance, bid and specialty bonds was $830 million at March 31, 2026 which primarily relates to the REV business. Losses incurred related to these arrangements have not been significant.

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

The maximum exposure determined for credit guarantees outstanding was $51 million as of March 31, 2026 and $53 million as of December 31, 2025. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6 million at March 31, 2026 and $5 million at December 31, 2025.

Certain businesses within the SV segment have repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $430 million as of March 31, 2026, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding was $2 million as of March 31, 2026.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees and repurchase agreements may be affected by economic conditions in used equipment markets at the time of loss.

Customer Owned Chassis

In certain businesses, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $241 million as of March 31, 2026. Losses incurred related to these arrangements have not been significant; accordingly, no reserve has been recorded.

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs previously imposed under the International Emergency Economic Powers Act ("IEEPA"). As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. The CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests, including the Company’s submitted claims, will be reviewed by the CBP to determine validity prior to the issuance of any refunds. The ultimate recoverability, timing and amount of any potential refunds of IEEPA tariffs remains uncertain and subject to further legal, regulatory and administrative developments. As of March 31, 2026, the Company has not recorded any potential benefit or impact associated with such refunds, but will continue to monitor these developments and their potential impact.

NOTE K – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three months ended March 31, 2026 and 2025. All amounts are net of tax (in millions).

	Three Months Ended March 31, 2026					Three Months Ended March 31, 2025
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(172)	$(37)	$(2)	$(54)	$(265)	$(338)	$7	$(3)	$(48)	$(382)
Other comprehensive income (loss) before reclassifications	(22)	8	—	1	(13)	46	(14)	1	(3)	30
Amounts reclassified from AOCI	—	—	—	1	1	—	1	—	1	2
Net other comprehensive income (loss)	(22)	8	—	2	(12)	46	(13)	1	(2)	32
Ending balance	$(194)	$(29)	$(2)	$(52)	$(277)	$(292)	$(6)	$(2)	$(50)	$(350)

Common Stock in Treasury

The Company values treasury stock on a cost basis. As of March 31, 2026, the Company held 20.8 million shares of common stock in treasury totaling $734 million, which include 0.7 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $22 million.

Stock-Based Compensation

During the three months ended March 31, 2026, the Company awarded 2 million shares of Restricted Stock to its employees with a weighted average fair value of $59.97 per share. Approximately 84% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 11% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 5% cliff vest and are based on performance targets containing a market condition determined over a three-year period. Included within these amounts were approximately 1 million shares of replacement Restricted Stock awards issued to former REV employees in connection with the REV Transaction, which are governed by the Terex Omnibus Incentive Plan. Additionally, during the three months ended March 31, 2026, the acceleration of certain awards related to the REV Transaction contributed incremental stock compensation expense of $25 million.

Fair value of time-based awards is based on the market price of our common stock at the date of grant approval. The fair value of performance-based awards, except for awards based on a market condition, is based on the market price of our common stock at the date of grant approval, except fair values are multiplied by the probability of achievement as of the period-end date. For awards based on a market condition, fair value is based on the Monte Carlo method at grant date. The Monte Carlo method is a statistical simulation technique used to provide the grant date fair value of an award. The Company used the Monte Carlo method to determine grant date fair value of $73.99 per share for awards with a market condition granted on March 15, 2026.

The following table presents the weighted-average assumptions used in the valuations:

Grant date
March 15, 2026
Dividend yields	1.14%
Expected volatility	44.12%
Risk free interest rate	3.70%
Expected life (in years)	3

Share Repurchases

In December 2022, Terex’s Board of Directors (“Board”) authorized the repurchase of up to $150 million of the Company’s outstanding shares of common stock. In July 2025, the Board authorized a further repurchase of up to $150 million of the Company’s outstanding shares of common stock. The table below presents shares repurchased, based on trading date, inclusive of transactions executed but not settled, by the Company under these programs.

Three Months Ended March 31	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2026	—	—
2025	798,723	$33

Dividends

The table below presents the per share dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter
2026	$0.17
2025	$0.17

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

BUSINESS DESCRIPTION

Terex is a global industrial equipment manufacturer of materials processing machinery, waste and recycling solutions, customized vehicle solutions, mobile elevating work platforms (MEWPs), equipment for the electric utility industry, commercial and custom fire and ambulance vehicles, and recreational vehicles. We design, build, and support products used in maintenance, manufacturing, energy, waste and recycling, minerals and materials management, construction, the entertainment industry, emergency response, and the recreational vehicles market. We provide lifecycle support to our customers through our global parts and services organization, and offer complementary digital solutions, designed to help our customers maximize their return on their investment. Certain Terex products and solutions enable customers to reduce their impact on the environment including electric and hybrid offerings that deliver quiet and emission-free performance, products that support renewable energy, and products that aid in the recovery of useful materials from various types of waste. Our products are manufactured in North America, Europe, and Asia Pacific and sold worldwide. We engage with customers through all stages of the product life cycle, from initial specification to parts and service support. We report our business in the following segments: (i) Environmental Solutions (“ES”), (ii) Materials Processing (“MP”), (iii) Specialty Vehicles (“SV”) and (iv) Aerials.

Overview

On October 29, 2025, the Company entered into a definitive merger agreement with REV Group, Inc. (“REV”), a publicly traded manufacturer and distributor of specialty vehicles and related aftermarket parts and services, in a stock-and-cash transaction (the “REV Transaction”). On February 2, 2026 (the “Closing Date”), the Company completed the REV Transaction in accordance with the terms of the agreement. See Note D - “Acquisitions and Divestitures” in our Notes to Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.
This transaction is a significant milestone in Terex’s ongoing transformation, reinforcing the Company’s position as a leading specialty equipment manufacturer with a complementary and diversified portfolio. It positions the Company in resilient, high-demand markets with strong long-term growth potential and is expected to result in lower capital intensity, an improved net leverage profile and strong free cash flow generation. We continue to deploy the Terex Operating System (“TOS”) to further enhance operational efficiency, reduce fixed costs, and drive sustained improvements in operational execution. Our overall financial results in the first quarter were largely in line with our expectations. Net sales for the three months ended March 31, 2026 of $1,734 million, which include $436 million of sales generated by the new SV segment, increased 41.1% compared to the same period in prior year. Excluding the impact of SV, and $28 million of sales in the prior year period from the Company’s tower and rough terrain cranes businesses that were sold on October 31, 2025, net sales increased 8.1% year over year driven by higher sales in all the Company’s other segments. Adjusted EBITDA for the three months ended March 31, 2026 of $173 million, which include $62 million of Adjusted EBITDA generated by SV, increased 35.2% compared to the same period in 2025. Excluding the impact of SV, Adjusted EBITDA decreased 13.3% primarily driven by a decrease in Adjusted EBITDA within the Aerials segment. Additional information regarding segment specific results is provided in the “Results of Operations” section below. The Company’s free cash outflow for the three months ended March 31, 2026, was $57 million, which includes significant merger related costs incurred in connection with the REV Transaction. Backlog as of March 31, 2026 increased sequentially to $7.1 billion, driven by backlog acquired in connection with the REV Transaction and strong bookings within the MP and Aerials segments.

In the first quarter of 2026, our largest market remained North America. Over the past 18 months, we deliberately shifted our end market exposure to more US-based, resilient and predictable sectors with attractive growth profiles. Our North American sales now represent approximately 80% of our global sales. As compared to the prior year, sales were up in North America, driven by the REV Transaction, and in all other major geographies.

We continue to execute our capital allocation strategy by driving more operational cash through better net working capital management and by returning value to shareholders through dividends and opportunistic share repurchases. Our net working capital as a percentage of trailing three month annualized pro forma net sales was 16.7% as of March 31, 2026 compared to 20.8% for the year ended December 31, 2025. We continue to maintain ample liquidity with approximately $1,022 million available, as of March 31, 2026. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash used in operating activities to free cash flow.

Our key end markets remain resilient with reliable replacement and aftermarket demand, strengthened by the opportunity to differentiate through quality, technology and lifecycle support. In the waste & recycling market, we are expecting a modest reduction in CAPEX spending from certain customers in the first half of 2026 as they digest recently delivered vehicles. We anticipate Utilities market growth to be sustained by increasing demand for the U.S. electrical grid with majority of data center related growth still to come. Demand for Fire and Emergency vehicles is stable, tied to growing municipal budgets. In Construction, we continue to see robust Infrastructure activity supported by government funding. The pipeline of mega projects continues to expand, providing a tailwind through at least 2030. We are seeing modest improvement in Europe and Australia, however, the outlook in Europe is impacted by macro events. MP also continues to grow its aggregates and material handling businesses in India.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared with Three Months Ended March 31, 2025

Consolidated

	Three Months Ended March 31,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,734	—	$1,229	—	41.1%
Gross profit	206	11.9%	247	20.1%	(16.6)%
Selling, general and administrative expenses	241	13.9%	161	13.1%	49.7%
Amortization of purchased intangibles	47	2.7%	17	1.4%	176.5%
Operating (loss) profit	(82)	(4.7)%	69	5.6%	*
Interest expense, net of interest income	43	*	41	*	4.9%
Benefit from (provision for) income taxes	33	*	(5)	*	*
Net (loss) income	(89)	(5.1)%	21	1.7%	*

Adjusted operating profit	150	8.6%	111	9.1%	35.1%
Adjusted EBITDA	173	9.9%	128	10.4%	35.2%
* Not a meaningful percentage

Net Sales
Net sales for the three months ended March 31, 2026 increased $505 million when compared to the same period in 2025, including sales generated from SV of $436 million. Excluding the impact of SV, and $28 million of sales in the prior year period from the Company’s tower and rough terrain cranes businesses which were sold on October 31, 2025, the increase in Net sales was primarily due to higher shipment volumes across most product lines and geographies in all other segments and positive effects of foreign exchange rate changes.

Gross Profit
Gross profit for the three months ended March 31, 2026 decreased $41 million when compared to the same period in 2025, primarily due to the inventory step-up and related amortization of $112 million recorded in connection with the REV Transaction, tariff cost within MP and Aerials, and unfavorable mix within ES and Aerials, partially offset by the gross profit contribution from SV and higher sales volumes within the MP and ES segments.

Selling, general, and administrative expense
Selling, general and administrative expenses for the three months ended March 31, 2026 increased $80 million when compared to the same period in 2025, primarily due to incremental intangibles amortization, transaction costs of $17 million and other costs related to the REV Transaction including acceleration of stock-based compensation expense and severance and retention costs, as well as negative effects of foreign exchange rate changes. These decreases were partially offset by cost reductions within Corporate, Aerials and MP.

Amortization of purchased intangibles
Amortization of purchased intangibles for the three months ended March 31, 2026 increased $30 million when compared to the same period in 2025, primarily due to the additional amortization expense from purchased intangibles resulting from the REV Transaction.

Operating (loss) profit
Operating loss for the three months ended March 31, 2026 was $82 million compared to Operating profit of $69 million in the same period in 2025. The decrease in Operating profit of $151 million was primarily due to the factors detailed above.

Interest expense, net of interest income
Interest expense, net of interest income, for the three months ended March 31, 2026 and 2025 was $43 million and $41 million, respectively. The increase in expense is primarily due to higher revolver borrowings and interest accrued on customer deposits, partially offset by lower term loan interest rates and higher interest income.

Benefit from (provision for) income taxes
During the three months ended March 31, 2026, we recognized income tax benefit of $33 million on a pre-tax loss of $126 million, an effective tax rate of 26.5%, as compared to income tax expense of $5 million on pre-tax income of $26 million, an effective tax rate of 20.3%, for the three months ended March 31, 2025. The higher effective tax rate for the three months ended March 31, 2026 when compared with the three months ended March 31, 2025 is primarily due to higher tax related to geographic distribution of income.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) (H.R.1) was signed in to law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the U.S. with multiple effective dates. Among the changes that were effective in 2025 were modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions for interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. The impacts of OBBBA are reflected in our results for the quarter ended March 31, 2026. There was no material effect on our income tax benefit or effective tax rate.

Net (loss) income
Net loss for the three months ended March 31, 2026 was $89 million compared to Net income of $21 million in the same period in 2025. The decrease in Net income of $110 million was primarily due to the factors detailed above.

Adjusted operating profit
Adjusted operating profit for the three months ended March 31, 2026 increased $39 million when compared to the same period in 2025, primarily due to Adjusted operating profit generated by REV of $58 million, higher sales volumes in certain segments and cost reductions, partially offset by tariff cost and unfavorable mix within ES and Aerials.

Adjusted EBITDA
Adjusted EBITDA for the three months ended March 31, 2026 increased $45 million when compared to the same period in 2025, primarily due to Adjusted EBITDA generated by SV of $62 million, higher sales volumes in in MP and operational improvement initiatives, partially offset by tariff, which were not in effect in the prior year period, and unfavorable mix within Aerials, and product mix within ES.

Environmental Solutions

	Three Months Ended March 31,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$412	—	$399	—	3.3%
Adjusted EBITDA	$74	18.0%	$81	20.3%	(8.6)%

Net sales for the three months ended March 31, 2026 increased $13 million when compared to the same period in 2025, primarily due to strong throughput and delivery of utilities products, partially offset by lower shipments of refuse collection vehicles.

Adjusted EBITDA for the three months ended March 31, 2026 decreased $7 million when compared to the same period in 2025, primarily due to unfavorable product mix, partially offset by higher sales volume and synergy realization.

Materials Processing

	Three Months Ended March 31,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$419	—	$382	—	9.7%
Adjusted EBITDA	$63	15.0%	$43	11.2%	46.5%

Net sales for the three months ended March 31, 2026 increased $37 million when compared to the same period in 2025, primarily due to higher shipment volumes across most product lines and geographies as well as positive effects of foreign exchange rate changes. These increases were partially offset by the absence of sales from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period.

Adjusted EBITDA for the three months ended March 31, 2026 increased $20 million when compared to the same period in 2025, primarily due to higher sales volume, price realization and efficiency improvement.

Specialty Vehicles

	Three Months Ended March 31,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$436	—	$—	—	*
Adjusted EBITDA	$62	14.2%	$—	*	*
* Not a meaningful percentage

Net sales and Adjusted EBITDA represent the results of operations of REV from the REV Transaction since February 2, 2026. See Note D - “Acquisitions and Divestitures” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Aerials

	Three Months Ended March 31,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$469	—	$450	—	4.2%
Adjusted EBITDA	$—	—%	$20	4.4%	(100.0)%

Net sales for the three months ended March 31, 2026 increased $19 million when compared to the same period in 2025, primarily due to positive effects of foreign exchange rate changes and higher shipment volumes in Western Europe across most product lines, partially offset by unfavorable mix.

Adjusted EBITDA for the three months ended March 31, 2026 decreased $20 million when compared to the same period in 2025, primarily due to tariffs incurred in the current year that were not present in the prior year period, as well as temporary unfavorable mix and timing of price realization.

Corporate and Other / Eliminations

	Three Months Ended March 31,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(2)	—	$(2)	—	—%
Adjusted EBITDA	(26)	*	(16)	*	(62.5)%
* Not a meaningful percentage

Adjusted EBITDA for the three months ended March 31, 2026 decreased $10 million when compared to the same period in 2025. The decrease is primarily due to additional costs driven by the REV Transaction which includes higher compensation costs and technology expenses.

Non-GAAP Measures

In this document, we refer to various GAAP (U.S. generally accepted accounting principles) and non-GAAP financial measures. These non-GAAP measures may not be comparable to similarly titled measures being disclosed by other companies. Management believes that presenting these non-GAAP financial measures provide investors with additional analytical tools which are useful in evaluating our operating results and the ongoing performance of our underlying businesses because they (i) provide meaningful supplemental information regarding financial performance by excluding the impact of one-time items and other items affecting comparability between periods, and non-cash items such as depreciation and amortization, (ii) permit investors to view performance using the same tools that management uses to budget, make operating and strategic decisions, and evaluate our core operating performance across periods, and (iii) otherwise provide supplemental information that may be useful to investors in evaluating our financial results. We do not, nor do we suggest that investors consider such non-GAAP financial measures in isolation from, or as a substitute for, financial information prepared in accordance with GAAP.

We discuss Adjusted operating profit, which is defined as Operating profit or loss as adjusted for acquisition or divestiture related items, restructuring, purchase price accounting, and other items that we believe are not indicative of our ongoing operating performance.

We also discuss Adjusted EBITDA. To determine Adjusted EBITDA, we adjust net income or net loss for the following items: non-cash depreciation and amortization, interest expense, income taxes, acquisition or divestiture related items, restructuring, purchase price accounting, and other items that we believe are not indicative of our ongoing operating performance.

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by (used in) operating activities less Capital expenditures, net of proceeds from sale of capital assets. We believe this measure of free cash flow provides management and investors further useful information on cash generation or use in our primary operations.

Working capital is calculated using the Condensed Consolidated Balance Sheet amounts for Receivables (net of allowance) plus Inventories, less Trade accounts payable, and short and long-term Customer advances. We view excessive working capital as an inefficient use of resources, and seek to minimize the level of investment without adversely impacting ongoing operations of the business. Trailing three months annualized net sales is calculated using net sales for the most recent quarter end multiplied by four. The ratio calculated by dividing working capital by trailing three months annualized net sales is a non-GAAP measure we believe measures our resource use efficiency.

Non-GAAP measures also include translation effect of foreign currency exchange rate changes on net sales, gross profit, selling, general & administrative expenses and operating profit, as well as net sales, gross profit, and SG&A costs and operating profit excluding the impact of acquisitions and divestitures.

The following table reconciles Net (loss) income to Adjusted operating profit for the periods presented:

	Three Months Ended March 31,
	2026	2025
Net (loss) income	$(89)	$21
Gain (loss) on disposition of discontinued operations – net of tax	4	—
Benefit from (provision for) income taxes	33	(5)
Interest income	4	2
Interest expense	(47)	(43)
Other expense – net	(1)	(2)
Operating (loss) profit	(82)	69
Restructuring and other (a)	1	6
Deal related (b)	68	5
Purchase price accounting (c)	166	21
Divestitures (d)	(3)	—
Litigation related (e)	—	10
Adjusted operating profit	$150	$111

The following table reconciles Net (loss) income to Adjusted EBITDA for the periods presented:

	Three Months Ended March 31, 2026
	ES	MP	SV	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$49	$60	$(91)	$(8)	$(99)	$(89)
Gain on disposition of discontinued operations – net of tax	—	—	—	—	(4)	(4)
Benefit from income taxes	—	—	—	—	(33)	(33)
Interest income	—	—	—	—	(4)	(4)
Interest expense	—	3	3	—	41	47
Other expense	—	—	—	1	—	1
Operating profit (loss)	49	63	(88)	(7)	(99)	(82)
Depreciation	4	5	4	7	3	23
Amortization	20	—	31	—	3	54
Non-cash interest costs	—	—	—		(2)	(2)
EBITDA	73	68	(53)	—	(95)	(7)
Restructuring and other (a)	1	—	—	—	—	1
Deal related (b)	—	—	—	—	68	68
Purchase price accounting (c)	—	—	113	—	1	114
Divestitures (d)	—	(5)	2	—	—	(3)
Adjusted EBITDA	$74	$63	$62	$—	$(26)	$173
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.

	Three Months Ended March 31, 2025
	ES		MP	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$56		$33	$2	$(70)	$21
Provision for income taxes	—		—	—	5	5
Interest income	—		—	—	(2)	(2)
Interest expense	—		3	—	40	43
Other expense	—		—	—	2	2
Operating profit (loss)	56		36	2	(25)	69
Depreciation	4		4	6	3	17
Amortization	20		1	—	1	22
Non-cash interest costs	—		—	—	(2)	(2)
EBITDA	80		41	8	(23)	106
Restructuring and other (a)	—		2	2	2	6
Deal related (b)	—	—	—	—	5	5
Purchase price accounting (c)	1		—	—	—	1
Litigation related (e)	—		—	10	—	10
Adjusted EBITDA	$81		$43	$20	$(16)	$128
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.

a.Costs for the three months ended March 31, 2026 are associated with reduction in force in the ES segment. Costs for the three months ended March 31, 2025 are associated with restructuring programs across MP, Aerials, and Corporate segments.
b.Costs for the three months ended March 31, 2026 are primarily related to the REV Transaction, including acceleration of stock-based compensation awards, severance and retention costs incurred, and transaction costs. Costs for the three months ended March 31, 2025 relate to costs incurred as part of the ESG integration.
c.Costs for the three months ended March 31, 2026 primarily relate to the REV Transaction, and include inventory step-up, incremental stock based compensation cost for replacement stock awards, and amortization of purchased intangibles. Costs for the three months ended March 31, 2025 primarily relate to ESG, and primarily relate to the amortization of purchased intangibles. Amortization is not included within Purchase price accounting in the reconciliation of Net (loss) income to Adjusted EBITDA, as amortization is a separate line item within the reconciliation.
d.Reflects a gain realized on the previously disposed of Cranes business, offset by the loss on sale of a business within the SV segment.
e.Reflects costs incurred to settle a claim which was outside the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At March 31, 2026, we had cash and cash equivalents of $392 million and undrawn availability under our revolving line of credit of $630 million, giving us total liquidity of approximately $1,022 million. During the three months ended March 31, 2026, our liquidity decreased by approximately $550 million from December 31, 2025 primarily due to cash used for the REV Transaction, capital expenditures, operating activities, and dividend payments, partially offset by proceeds from the sale of a business.

Our main sources of funding are cash generated from operations, including cash generated from the sale of receivables, loans from our bank credit facilities and funds raised in capital markets. We have no significant debt maturities until 2029. Our actions to maintain liquidity include disciplined management of costs and working capital. We believe these measures will provide us with adequate liquidity to comply with our financial covenants under our bank credit facility, continue to support internal operating initiatives and meet our operating and debt service requirements for at least the next 12 months from the date of issuance of this quarterly report. See Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II Item 1A – “Risk Factors” of this Quarterly Report for a detailed description of the risks resulting from our debt and our ability to generate sufficient cash flow to operate our business.

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

We had free cash outflow of $57 million for the three months ended March 31, 2026, respectively. The following table reconciles net cash used in operating activities to free cash outflow (in millions):

Three Months Ended 3/31/2026
Net cash used in operating activities	$(31)
Capital expenditures	(26)
Free cash outflow	$(57)

Pursuant to terms of our trade accounts receivable factoring arrangements, during the three months ended March 31, 2026, we sold, without material recourse, approximately $175 million of trade accounts receivable to enhance liquidity.

Working capital as a percentage of trailing three month annualized pro forma net sales was 16.7% at March 31, 2026. The following tables show the calculation of our working capital and trailing three months annualized pro forma sales as of March 31, 2026 (in millions):

Three Months Ended March 31, 2026
Net sales, as reported	$1,734
REV Group pro forma net sales (January 2026)	180
Total pro forma net sales	1,914
x	4
Trailing three month annualized pro forma net sales	$7,656

As of March 31, 2026
Inventories	$1,656
Receivables	970
Trade accounts payable	(931)
Short and long-term Customer advances	(413)
Working capital	$1,282

During the three months ended March 31, 2026, there were no shares of common stock repurchased, leaving approximately $183 million available for repurchase under our share repurchase programs. Our Board declared a dividend of $0.17 per share in the first quarter of 2026, which was paid to our stockholders.

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

Cash Flows

Cash used in operations was $31 million and $21 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used in operations was primarily driven by payments of transaction costs and severance in connection with the REV Transaction, partially offset by changes in working capital.

Cash used in investing activities was $467 million and $26 million for the three months ended March 31, 2026 and 2025, respectively. The increase in cash used in investing activities relates primarily to cash consideration paid in connection with the REV Transaction, partially offset by proceeds from the sale of a business and lower capital expenditures.

Cash provided by financing activities was $122 million for the three months ended March 31, 2026, compared to cash used in financing activities of $50 million for the prior year period. The increase in cash provided by financing activities was primarily driven by higher borrowings in the current year period and share repurchases in the prior‑year period not repeating in the current year period, partially offset by higher cash payments related to shares withheld for tax payment on Restricted Stock Awards and increased dividend payments.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

See Note J – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for information regarding our guarantees.

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

See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact changes in foreign currency exchange rates and interest rates may have on our financial performance.

Other

We are subject to a number of contingencies and uncertainties including, without limitation, product liability claims, workers’ compensation liability, intellectual property litigation, self-insurance obligations, tax examinations, guarantees, class action lawsuits and other matters. See Note J – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for more information regarding contingencies and uncertainties. We are insured for product liability, general liability, workers’ compensation, employer’s liability, property damage, intellectual property and other insurable risks required by law or contract with retained liability to us or deductibles. Many of the exposures are unasserted or proceedings are at a preliminary stage, and it is not presently possible to estimate the amount or timing of any liability. However, we do not believe these contingencies and uncertainties will, individually or in aggregate, have a material adverse effect on our operations. For contingencies and uncertainties other than income taxes, when it is probable a loss will be incurred and possible to make reasonable estimates of our liability with respect to such matters, a provision is recorded for the amount of such estimate or for the minimum amount of a range of estimates when it is not possible to estimate the amount within the range that is most likely to occur.

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

There have been no material changes in our exposure to interest rate risk, foreign exchange risk and commodity price risk from the information provided in our Annual Report on Form 10-K filed on February 13, 2026.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of March 31, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2026.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of REV on February, 2, 2026, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional controls related to REV. Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

For information regarding litigation and other contingencies and uncertainties, see Note J - “Litigation and Contingencies,” in the Notes to Condensed Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in our risk factors previously disclosed in Part I, Item 1A. – “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended March 31, 2026 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
January 1, 2026 - January 31, 2026	1,227	$57.80	—	$183,005
February 1, 2026 - February 28, 2026	1,127	$65.49	—	$183,005
March 1, 2026 - March 31, 2026	5,485	$63.82	—	$183,005
Total	7,839	$63.12	—	$183,005

(1)Amount includes shares of common stock purchased to satisfy requirements under the Company’s deferred compensation obligations to employees.
(2)In December 2022, our Board of Directors authorized the repurchase of up to $150 million of our outstanding shares of common stock. In July 2025, our Board authorized a further repurchase of up to $150 million of our outstanding shares of common stock.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

2.1
Agreement and Plan of Merger, dated as of October 29, 2025, by and among Terex Corporation, REV Group, Inc., Tag Merger Sub 1 Inc. and Tag Merger Sub 2 LLC (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K filed on October 30, 2025).

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

TEREX CORPORATION
(Registrant)

Date:	May 1, 2026	/s/ Simon A. Meester
Simon A. Meester
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 1, 2026	/s/ Jennifer Kong-Picarello
Jennifer Kong-Picarello
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	May 1, 2026	/s/ Joseph LaDue
Joseph LaDue
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)