Form 10-Q
period 2026-06-30
TEREX CORP
filed 2026-07-30
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 114.3 million as of July 28, 2026.

The Exhibit Index begins on page 49.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of June 30, 2026 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
For the Quarterly Period Ended June 30, 2026

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$2,238	$1,487	$3,972	$2,716
Cost of goods sold	(1,794)	(1,179)	(3,321)	(2,160)
Gross profit	444	308	651	556
Selling, general and administrative expenses	(209)	(162)	(451)	(323)
Amortization of purchased intangibles	(48)	(17)	(95)	(35)
Operating profit	187	129	105	198
Other income (expense)
Interest income	5	2	9	4
Interest expense	(50)	(44)	(97)	(87)
Other (expense) income – net	(3)	2	(4)	—
Income before income taxes	139	89	13	115
(Provision for) benefit from income taxes	(29)	(17)	4	(22)
Income from continuing operations	110	72	17	93
Income from discontinued operations – net of tax	—	—	4	—
Net income	$110	$72	$21	$93

Basic earnings per share
Income from continuing operations	$0.97	$1.10	$0.16	$1.41
Income from discontinued operations – net of tax	—	—	0.04	—
Net income	$0.97	$1.10	$0.20	$1.41
Diluted earnings per share:
Income from continuing operations	$0.96	$1.09	$0.16	$1.40
Income from discontinued operations – net of tax	—	—	0.04	—
Net income	$0.96	$1.09	$0.20	$1.40
Weighted average number of shares outstanding in per share calculation
Basic	113.6	65.6	104.5	66.0
Diluted	114.2	65.9	105.4	66.5

Net income	$110	$72	$21	$93
Other comprehensive income (loss)	—	74	(12)	106
Comprehensive income	$110	$146	$9	$199

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except par value)

	June 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$407	$772
Receivables (net of allowance of $10 and $9 at June 30, 2026 and December 31, 2025, respectively)	1,157	712
Inventories	1,656	1,109
Prepaid and other current assets	156	132
Total current assets	3,376	2,725
Non-current assets
Property, plant and equipment – net	966	760
Goodwill	2,558	1,091
Intangible assets – net	2,906	1,027
Long-term deferred tax asset	157	207
Other assets	381	329
Total assets	$10,344	$6,139

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	4	6
Trade accounts payable	1,022	683
Accrued compensation and benefits	165	123
Short-term customer advances	242	44
Other current liabilities	424	331
Total current liabilities	1,857	1,187
Non-current liabilities
Long-term debt, less current portion	2,683	2,578
Long-term customer advances	187	20
Long-term deferred tax liabilities	396	8
Other non-current liabilities	296	251
Total liabilities	5,419	4,044
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 134.4 and 85.5 shares at June 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	3,817	942
Retained earnings	2,121	2,139
Accumulated other comprehensive loss	(277)	(265)
Shares of common stock in treasury – 20.8 and 20.6 shares at June 30, 2026 and December 31, 2025	(737)	(722)
Total stockholders’ equity	4,925	2,095
Total liabilities and stockholders’ equity	$10,344	$6,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
Balance at December 31, 2025	64.9	$1	$942	$2,139	$(265)	$(722)	$2,095
Net loss	—	—	—	(89)	—	—	(89)
Other comprehensive loss – net of tax	—	—	—	—	(12)	—	(12)
Stock compensation expense	—	—	36	—	—	—	36
Vestings of restricted stock, net of employee tax withholdings	0.7	—	(12)	—	—	(13)	(25)
Compensation under stock-based plans – net	—	—	—	—	—	1	1
Dividends	—	—	—	(19)	—	—	(19)
Issuance of common stock related to merger(1)	47.9	—	2,836	—	—	—	2,836
Other	—	—	(1)	—	—	—	(1)
Balance at March 31, 2026	113.5	$1	$3,801	$2,031	$(277)	$(734)	$4,822
Net income	—	—	—	110	—	—	110
Other comprehensive income (loss) – net of tax	—	—	—	—	—	—	—
Stock compensation expense	—	—	15	—	—	—	15
Vestings of restricted stock, net of employee tax withholdings	0.1	—	(1)	—	—	(1)	(2)
Compensation under stock-based plans – net	—	—	2	—	—	—	2
Dividends	—	—	—	(20)	—	—	(20)
Acquisition of treasury stock	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	1	1
Balance at June 30, 2026	113.6	$1	$3,817	$2,121	$(277)	$(737)	$4,925

(1) Includes stock-based compensation attributable to pre-combination services.

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832
Net income	—	—	—	21	—	—	21
Other comprehensive income – net of tax	—	—	—	—	32	—	32
Stock compensation expense	—	—	10	—	—	—	10
Vestings of restricted stock, net of employee tax withholdings	0.4	—	(8)	—	—	—	(8)
Compensation under stock-based plans – net	0.2	—	(5)	—	—	6	1
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.8)	—	—	—	—	(33)	(33)
Other	—	—	1	—	—	(1)	—
Balance at March 31, 2025	65.5	$1	$919	$1,974	$(350)	$(700)	$1,844
Net income	—	—	—	72	—	—	72
Other comprehensive income – net of tax	—	—	—	—	74	—	74
Stock compensation expense	—	—	8	—	—	—	8
Vestings of restricted stock, net of employee tax withholdings	—	—	(1)	—	—	—	(1)
Compensation under stock-based plans – net	—	—	2	—	—	—	2
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.6)	—	—	—	—	(22)	(22)
Other	—	—	(1)		—	—	(1)
Balance at June 30, 2025	64.9	$1	$927	$2,035	$(276)	$(722)	$1,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income	$21	$93
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	163	79
Deferred taxes	(39)	(9)
Stock-based compensation expense	51	18
Inventory and other non-cash charges	95	9
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(264)	(236)
Inventories	(42)	(59)
Trade accounts payable	157	184
Other assets and liabilities	(46)	—
Foreign exchange and other operating activities, net	1	2
Net cash provided by operating activities	97	81
Investing Activities
Capital expenditures	(59)	(60)
Acquisitions, net of cash acquired, and investments	(467)	—
Other investing activities, net	38	22
Net cash used in investing activities	(488)	(38)
Financing Activities
Repayments of debt	(168)	(84)
Proceeds from issuance of debt	270	87
Share repurchases	(3)	(55)
Dividends paid	(39)	(22)
Other financing activities, net	(30)	(10)
Net cash provided by (used in) financing activities	30	(84)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(4)	27
Net Decrease in Cash and Cash Equivalents	(365)	(14)
Cash and Cash Equivalents at Beginning of Period	772	388
Cash and Cash Equivalents at End of Period	$407	$374

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of June 30, 2026 and for the three and six months ended June 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

Effective January 1, 2026, the Company made a voluntary change to classify and present the amortization of finite-lived intangibles related to Customer relationships and Trade names as operating expenses rather than in Cost of goods sold. The amortization expense related to Technology, Land use rights, and Other intangible assets will remain classified and presented in Cost of goods sold. We believe this change in classification and presentation better aligns the costs that are directly associated with generating revenue. The change in classification and presentation has been reflected in the Condensed Consolidated Statements of Income and Comprehensive Income, with retrospective application of the change to the prior periods presented. The impact of this change to the comparative period was an increase to operating expense and related decrease to Cost of goods sold of $17 million and $35 million for the three and six months ended June 30, 2025, respectively.

Merger Transaction. On October 29, 2025, the Company entered into a definitive merger agreement with REV Group, Inc. (“REV”), a publicly traded manufacturer and distributor of specialty vehicles and related aftermarket parts and services, in a stock-and-cash transaction (the “REV Transaction”), in which the Company acquired 100% of the issued and outstanding stock of REV. On February 2, 2026 (the “Closing Date”), the Company completed the REV Transaction in accordance with the terms of the agreement. See Note D - “Acquisitions” in our Notes to Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $1,042 million and $627 million of trade accounts receivable at June 30, 2026 and December 31, 2025, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are written off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at beginning of period	$9	$9
Provision for credit losses	2	1
Other (1)	(1)	—
Balance at end of period	$10	$10
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Revenue Recognition.

Contract Liabilities
Contract liabilities, referred to as Customer advances in the Condensed Consolidated Balance Sheets, relate to instances where a customer pays consideration in advance or when the Company is entitled to bill a customer in advance of recognizing the related revenue. Contract liabilities are reduced when the associated revenue from the contract is recognized. Revenue recognized during the period related to contract liabilities outstanding as of December 31, 2025 and December 31, 2024 was as follows (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2026(1)	June 30, 2025	June 30, 2026(1)	June 30, 2025
Contract liabilities recognized in period	$31	$9	$94	$27
(1) Includes $23 million and $67 million for the three and six months ended June 30, 2026, respectively, that were included in the contract liabilities balance of $359 million assumed in connection with the REV Transaction. See Note D - “Acquisitions” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges incurred on customer advances were $3 million and $6 million, respectively, for the three and six months ended June 30, 2026 and are recorded in Interest expense in the Condensed Consolidated Statements of Income and Comprehensive Income.

Contract assets were $31 million as of June 30, 2026 and were not significant as of December 31, 2025.

Remaining Performance Obligation
The Company estimated that $3,418 million and $39 million at June 30, 2026 and December 31, 2025, respectively, in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. We expect to recognize approximately 43% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue in the next twelve months, with the remaining balance to be recognized thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Supplier Finance. The Company has unsecured agreements with third-party financial institutions to facilitate supplier finance programs. These programs allow qualifying suppliers to sell their receivables due from the Company, on an invoice level at the selection of the supplier, to the financial institution and negotiate their outstanding receivable arrangements and associated fees directly with the financial institution. The Company is not party to the agreements between the supplier and the financial institution. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the programs require payment in full within 120 days of the invoice date. Confirmed obligation amounts outstanding were $50 million and $36 million at June 30, 2026 and December 31, 2025, respectively. Confirmed obligation amounts outstanding were included in Trade accounts payable in the Company’s Condensed Consolidated Balance Sheets.

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

Accrued Warranties. The Company records accruals for potential warranty claims based on its claim experience. The Company’s products are typically sold with a standard warranty covering defects that arise during a fixed period of time, a fixed number of operating hours or both. Each business provides a warranty specific to the products it offers. The specific warranty offered by a business is a function of customer expectations and competitive forces.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

	Six Months Ended
	June 30, 2026	June 30, 2025
Balance at beginning of period	$50	54
Liabilities assumed due to business acquisition	53	—
Accruals for warranties issued during the period	45	25
Changes in estimates	4	6
Settlements during the period	(44)	(30)
Foreign exchange effect/other	—	2
Balance at end of period	$108	$57

Derivatives. Derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income (loss) (“AOCI”), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in AOCI are included in earnings in the periods in which earnings are affected by the hedged item. Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $470 million at both June 30, 2026 and December 31, 2025, respectively. The Company had $214 million and $114 million notional value of foreign exchange contracts outstanding that were not designated as hedging instruments at June 30, 2026 and December 31, 2025, respectively. Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations during the three and six months ended June 30, 2026 and 2025. Net gains and losses reclassified to earnings from AOCI related to qualified hedges were not material to our results of operations during the three and six months ended June 30, 2026 and 2025 and the Company does not expect the amount of these gains and losses that will be reclassified to earnings during the next year to be material.

Fair Value Measurements. Assets and liabilities measured at fair value on a recurring basis under the provisions of Accounting Standards Codification (“ASC”) 820, “Fair Value Measurement and Disclosure” (“ASC 820”) include commodity swaps, cross currency swaps, foreign exchange contracts, investments in marketable securities, and non-qualified supplemental executive retirement plans (“SERPs”), among others. These assets and liabilities are valued using observable market data for similar assets and liabilities or the present value of future cash payments and receipts. ASC 820 establishes a fair value hierarchy for those instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s assumptions (unobservable inputs). The hierarchy consists of three levels:

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

Determining which category an asset or liability falls within this hierarchy requires judgment. The Company evaluates its hierarchy disclosures each quarter. The Company applies fair value accounting for all financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements.

The Company has investments held in a Rabbi Trust for the Company’s non-qualified SERPs. The total value of these investments was $33 million at both June 30, 2026 and December 31, 2025, and was considered to be measured at Level 1. The Rabbi trust assets are subject to claims of the Company's creditors. One of the SERPs (the defined benefit plan) is frozen to future entrants.

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

MP designs, manufactures, services and markets materials processing and specialty equipment, including crushers, washing systems, screens, trommels, apron feeders, material handlers, pick and carry cranes, wood processing, biomass and recycling equipment, concrete mixer trucks and concrete pavers, conveyors, and their related components and replacement parts. Customers use these products in construction, infrastructure and recycling projects, in various quarrying and mining applications, as well as in landscaping and biomass production industries, material handling applications, and applications to lift equipment or material.

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

Business segment information is presented below (in millions):

	Three Months Ended June 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$456	$464	$650	$673	$(5)	$2,238

Less: (1)
Adjusted cost of goods sold	346	339	525	593		1,803
Adjusted selling, general and administrative expenses	35	43	37	48		163
Adjusted segment operating profit	$75	$82	$88	$32		$277

Corporate and Other / Eliminations						(48)
Restructuring and other						(7)
Purchase Price Accounting						(35)
Consolidated operating profit						$187
Interest expense - net						(45)
Other expense - net						(3)
Income before income taxes						$139
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

	Six Months Ended June 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$867	$883	$1,086	$1,142	$(6)	$3,972

Less: (1)
Adjusted cost of goods sold	653	658	881	1,021		3,213
Adjusted selling, general and administrative expenses	69	85	59	96		309
Adjusted segment operating profit	$145	$140	$146	$25		$456

Corporate and Other / Eliminations						(147)
Restructuring and other						(8)
Purchase Price Accounting						(199)
Divestitures						3
Consolidated operating profit						$105
Interest expense - net						(88)
Other expense - net						(4)
Income before income taxes						$13

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

	Three Months Ended June 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$430	$454	$—	$607	$(4)	$1,487

Less: (1)
Adjusted cost of goods sold	312	349	—	509		1,170
Adjusted selling, general and administrative expenses	36	47	—	49		132
Adjusted segment operating profit	$82	$58	$—	$49		$189

Corporate and Other / Eliminations						(27)
Restructuring and other						(12)
Purchase Price Accounting						(21)
Consolidated operating profit						$129
Interest expense - net						(42)
Other income - net						2
Income before income taxes						$89
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

	Six Months Ended June 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$829	$836	$—	$1,057	$(6)	$2,716

Less: (1)
Adjusted cost of goods sold	602	648	—	899		2,149
Adjusted selling, general and administrative expenses	68	92	—	96		256
Adjusted segment operating profit	$159	$96	$—	$62		$317

Corporate and Other / Eliminations						(53)
Restructuring and other						(14)
Purchase Price Accounting						(42)
Litigation related						(10)
Consolidated operating profit						$198
Interest expense - net						(83)
Income before income taxes						$115

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Depreciation and amortization
ES	$25	$24	$49	$48
MP	5	5	10	10
SV	42	—	78	—
Aerials	6	6	14	13
Corporate	7	4	12	7
Total	$85	$39	$163	$78
Capital expenditures
ES	$6	$8	$14	$15
MP	2	4	4	8
SV	16	—	22	—
Aerials	5	7	12	30
Corporate	5	5	7	7
Total	$34	$24	$59	$60

	June 30, 2026	December 31, 2025
Identifiable assets
ES	$2,550	$2,523
MP	1,001	979
SV	4,380	—
Aerials	1,572	1,443
Corporate	841	1,194
Total	$10,344	$6,139

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended June 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$448	$227	$643	$529	$—	$1,847
Western Europe	—	104	—	98	—	202
Asia-Pacific	2	98	2	20	—	122
Rest of World (1)	6	35	5	26	(5)	67
Total (2)	$456	$464	$650	$673	$(5)	$2,238
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $1,732 million for the three months ended June 30, 2026 attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$853	$405	$1,077	$864	$—	$3,199
Western Europe	—	208	—	188	—	396
Asia-Pacific	4	191	2	41	—	238
Rest of World (1)	10	79	7	49	(6)	139
Total (2)	$867	$883	$1,086	$1,142	$(6)	$3,972
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $3,005 million for the six months ended June 30, 2026 attributable to the U.S., the Company’s country of domicile.

	Three Months Ended June 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$426	$201	$—	$458	$2	$1,087
Western Europe	—	128	—	87	—	215
Asia-Pacific	1	80	—	29	—	110
Rest of World (1)	3	45	—	33	(6)	75
Total (2)	$430	$454	$—	$607	$(4)	$1,487
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $992 million for the three months ended June 30, 2025 attributable to the U.S., the Company’s country of domicile.

	Six Months Ended June 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$822	$372	$—	$789	$2	$1,985
Western Europe	—	223	—	154	—	377
Asia-Pacific	2	156	—	54	—	212
Rest of World (1)	5	85	—	60	(8)	142
Total (2)	$829	$836	$—	$1,057	$(6)	$2,716
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $1,809 million for the six months ended June 30, 2025 attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

NOTE C – INCOME TAXES

During the three months ended June 30, 2026, the Company recognized income tax expense of $29 million on pretax income of $139 million, an effective tax rate of 20.6%, as compared to income tax expense of $17 million on pretax income of $89 million, an effective tax rate of 18.5%, for the three months ended June 30, 2025. The higher effective tax rate for the three months ended June 30, 2026 when compared with the three months ended June 30, 2025 is primarily due to higher tax related to geographic distribution of income.

During the six months ended June 30, 2026, the Company recognized income tax benefit of $4 million on pretax income of $13 million, an effective tax rate of (37.4)%, as compared to income tax expense of $22 million on pretax income of $115 million, an effective tax rate of 18.9%, for the six months ended June 30, 2025. The lower effective tax rate for the six months ended

June 30, 2026 when compared with the six months ended June 30, 2025 is primarily due to an increase in favorable discrete items.

On December 15, 2022, the European Union (“EU”) Member States formally adopted the EU’s Pillar Two Directive, which generally provides for a minimum effective tax rate of 15% for large corporations, as established by the Organization for Economic Co-operation and Development (“OECD”) Pillar Two Framework. A number of countries in which we operate have adopted legislation subject to the OECD transitional safe harbor rules, while other countries are still in the process of introducing legislation. In addition, the OECD continues to issue guidance on this matter including the technical documents released on January 5, 2026. In this release, the OECD issued Administrative Guidance which includes a “Side by Side” System designed to align the U.S. tax regime with Pillar Two for U.S.-parented multinational groups, effective for tax years beginning on or after January 1, 2026. While the Company has determined the impact of enacted Pillar Two legislation on its financial statements is not material, the Company will continue to evaluate the financial statement impacts as additional Pillar Two rules are enacted and OECD guidance is issued.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) (H.R.1) was signed into law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the U.S. with multiple effective dates. Among the changes that were effective in 2025 were modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions for interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. The impacts of OBBBA are reflected in our results for the three and six months ended June 30, 2026. There was no material effect on our income tax expense or effective tax rate.

NOTE D – ACQUISITIONS

REV Group, Inc. Acquisition

On the Closing Date, the Company completed the REV Transaction in accordance with the terms of the definitive merger agreement with REV. The results of REV have been included in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income from the Closing Date. The provisional purchase consideration of $3,384 million is based on the conversion of each outstanding share of REV into 0.9809 of a share of Terex and $8.71 in cash ($426 million in total), the settlement of REV’s outstanding debt owed to a third-party bank that was required to be repaid at closing, and estimated fair value of converted unvested share based awards attributable to pre-combination service. In connection with the REV Transaction, there were an additional 47.9 million shares of Terex issued upon conversion of REV shares.

REV serves a diversified customer base primarily in the U.S., and its products are sold to municipalities, government agencies, private contractors, consumers, and industrial and commercial end users. REV provides customized vehicle solutions for applications, including essential needs for public services (ambulances and fire apparatus), commercial infrastructure (terminal trucks and industrial sweepers) and consumer leisure (motorized recreational vehicles). The REV Transaction created a diversified specialty equipment manufacturer of emergency, waste, utilities, environmental, material processing equipment and mobile elevating work platforms with attractive end markets characterized by low cyclicality and long-term growth profiles.

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

Net Assets Acquired

The application of purchase accounting under ASC 805 requires the recognition and measurement of the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. Goodwill is calculated as the excess of the aggregate of the fair value of the consideration transferred over the fair value of the net assets recognized. The net assets and liabilities of REV were recorded at their estimated fair value using Level 3 inputs. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, future revenue growth, profitability, appropriate discount rates, attrition rates, royalty rates, growth rates and economic lives. The Company believes that such information provides a reasonable basis for estimating the fair values of assets acquired and liabilities assumed; however, the purchase accounting remains provisional and is subject to change during the measurement period, which extends for up to one year from the Closing Date, as the Company continues to evaluate certain assets acquired and liabilities assumed and finalize the related independent valuations. As a result, the provisional amounts recognized for certain assets acquired and liabilities assumed, such as contingencies and income tax positions, may change materially as the analysis is completed.

The following table summarizes the preliminary estimated fair values of the REV assets acquired and liabilities assumed and related deferred income taxes as of the Closing Date (in millions).

February 2, 2026
Cash acquired	$81
Receivables, net	183
Inventories, net	619
Prepaid and other current assets	71
Property, plant & equipment, net	203
Goodwill	1,470
Identified intangibles subject to amortization	1,203
Identified indefinite-lived intangibles	786
Other assets	44
Total assets acquired	$4,660

Trade accounts payable	193
Short-term customer advances	176
Other current liabilities	182
Long-term deferred tax liabilities	470
Long-term customer advances	183
Other non-current liabilities	72
Total liabilities assumed	$1,276
Net assets acquired	$3,384

As a result of the Company's continued evaluation of facts and circumstances that existed as of the acquisition date, preliminary purchase accounting estimates made in the prior period were revised during the quarter ended June 30, 2026. These measurement period adjustments resulted in a decrease of approximately $25 million and $23 million to inventories and identifiable intangible assets, respectively, and an increase to property, plant, and equipment of approximately $21 million. These adjustments, among others, resulted in a corresponding increase of approximately $19 million to goodwill. The income statement impact of all measurement period adjustments was recognized in current period income, within Amortization expense or Cost of goods sold, as applicable. These updates would not have had a material impact on the Company’s results of operations for the three months ended March 31, 2026, had the measurement period adjustments been known at that time.

Goodwill of $1,470 million resulting from the merger was assigned to the newly created SV segment. Goodwill consists of intangible assets that do not qualify for separate recognition which includes assembled workforce and expected synergies from the business combinations. The Company will finalize the allocation of goodwill to the SV segment’s reporting units during the measurement period as additional information becomes available.

The following table summarizes the preliminary determination of the fair values of identifiable indefinite and finite-lived intangible assets acquired (in millions):

	Weighted Average Life (in years)	Gross Carrying Amount
Indefinite-lived intangible assets:
Trade names	N/A	$786
Finite-lived intangible assets:
Backlog	2	235
Trade names	20	17
Customer relationships	14	764
Non-competition agreements	3	19
Technology	12	168
Total Indefinite and Finite-lived intangible assets		$1,989

Acquisition-Related Expenses

The Company has incurred transaction costs directly related to the REV Transaction of $1 million and $18 million for the three and six months ended June 30, 2026, which are recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statement of Income and Comprehensive Income.

Unaudited Actual and Pro Forma Information

The Company’s consolidated Net sales and Net income attributable to Terex Corporation for the three months ended June 30, 2026 includes $650 million and $69 million, respectively, related to the REV business. For the period from February 2, 2026 through June 30, 2026, the Company’s consolidated Net sales and Net income attributable to Terex Corporation includes $1,086 million and $(22) million, respectively, related to the REV business.

The following unaudited pro forma information has been presented as if the REV Transaction occurred on January 1, 2025. This information is based on historical results of operations, which were adjusted for acquisition-related expenses, acceleration of stock-based compensation, amortization of finite-lived intangible assets, fair value step-up of inventory and depreciation of property, plant, and equipment, all related to the REV Transaction, among other adjustments. The unaudited pro forma information is not necessarily indicative of what the results would have been had the Company operated the business since January 1, 2025, nor does it intend to be a projection of future results.

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$2,238	$2,137	$4,162	$3,964
Net income (loss)	104	66	135	(48)
Basic earnings (loss) per share	0.92	0.58	1.19	(0.42)
Diluted earnings (loss) per share	0.91	0.58	1.18	(0.42)

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Income from continuing operations	$110	$72	$17	$93
Income from discontinued operations – net of tax	$—	$—	$4	$—
Net income	$110	$72	$21	$93
Basic:
Weighted average shares outstanding	113.6	65.6	104.5	66.0
Earnings per share – basic:
Income from continuing operations	$0.97	$1.10	$0.16	$1.41
Income from discontinued operations – net of tax	—	—	0.04	—
Earnings per share	$0.97	$1.10	$0.20	$1.41
Diluted:
Basic weighted average shares outstanding	113.6	65.6	104.5	66.0
Effect of dilutive restricted stock	0.6	0.3	0.9	0.5
Diluted weighted average shares outstanding	114.2	65.9	105.4	66.5
Earnings per share – diluted:
Income from continuing operations	$0.96	$1.09	$0.16	$1.40
Income from discontinued operations – net of tax	—	—	0.04	—
Earnings per share	$0.96	$1.09	$0.20	$1.40

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.5 million and 0.4 million were outstanding during three months ended June 30, 2026 and 2025, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock of approximately 0.4 million and 0.5 million were outstanding during six months ended June 30, 2026 and 2025, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	June 30, 2026	December 31, 2025
Finished equipment	$398	$373
Replacement parts	207	190
Work-in-process	365	107
Raw materials, chassis, and supplies	686	439
Inventories	$1,656	$1,109

Inventory reserves were $93 million and $68 million at June 30, 2026 and December 31, 2025, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	June 30, 2026	December 31, 2025
Property - Land and land improvements	$125	$93
Plant - Building and building improvements	461	374
Equipment	782	666
Leasehold improvements	64	63
Construction in progress	91	79
Property, plant and equipment – gross	1,523	1,275
Less: Accumulated depreciation	(557)	(515)
Property, plant and equipment – net	$966	$760

Depreciation expense was $26 million and $17 million for the three months ended June 30, 2026 and 2025, respectively, and $48 million and $34 million for the six months ended June 30, 2026 and 2025, respectively.

NOTE H – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill by business segment is as follows (in millions):

	June 30, 2026			December 31, 2025
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
ES	$796	$—	$796	$796	$—	$796
MP	214	(23)	191	217	(23)	194
SV	1,470	—	1,470	—	—	—
Aerials	140	(39)	101	140	(39)	101
Total	$2,620	$(62)	$2,558	$1,153	$(62)	$1,091

An analysis of changes in the Company’s net carrying value of goodwill by business segment is as follows (in millions):

	ES	MP	SV	Aerials	Total
Balance at December 31, 2025, net	$796	$194	$—	$101	$1,091
Acquisitions	—	—	1,470	—	1,470
Foreign exchange effect and other	—	(3)	—	—	(3)
Balance at June 30, 2026, net	$796	$191	$1,470	$101	$2,558

Intangible assets, net were comprised of the following (in millions):

	June 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Technology	$320	$(32)	$288	$153	$(19)	$134
Customer relationships	1,624	(135)	1,489	860	(103)	757
Trade names	170	(29)	141	153	(21)	132
Land use rights	4	(1)	3	4	(1)	3
Backlog	235	(53)	182	—	—	—
Non-competition agreement	19	(3)	16	—	—	—
Other	18	(17)	1	17	(16)	1
Total finite-lived intangible assets	$2,390	$(270)	$2,120	$1,187	$(160)	$1,027
Indefinite-lived trade names	786	—	786	—	—	—
Total intangible assets	$3,176	$(270)	$2,906	$1,187	$(160)	$1,027

Aggregate intangible asset amortization expense, which is recognized based upon the pattern in which the economic benefits of the related intangible assets are consumed or, for certain intangibles, on a straight-line basis, was $57 million and $20 million for the three months ended June 30, 2026 and 2025, respectively, of which $9 million and $3 million, respectively, was recorded in Cost of goods sold in the Condensed Consolidated Statements of Income and Comprehensive Income.

Aggregate intangible asset amortization expense was $110 million and $41 million for the six months ended June 30, 2026 and 2025, respectively, of which $15 million and $6 million, respectively, was recorded in Cost of goods sold in the Condensed Consolidated Statements of Income and Comprehensive Income.

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2026 (remaining six months)	$124
2027	255
2028	237
2029	216
2030	197

NOTE I – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	June 30, 2026	December 31, 2025
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $3 million at June 30, 2026 and December 31, 2025	$597	$597
6.25% Senior Notes due October 15, 2032, net of unamortized debt issuance costs of $13 million and $15 million at June 30, 2026 and December 31, 2025, respectively	737	735
Credit Agreement – term debt due October 8, 2031 (“New Term Facility”, as defined below), net of unamortized debt issuance costs of $16 million and $17 million at June 30, 2026 and December 31, 2025, respectively; and unamortized original issue discount of $5 million at June 30, 2026 and December 31, 2025	1,214	1,218
Credit Agreement - revolving line of credit expires on October 8, 2029	110	—
Secured borrowings	20	21
Finance lease obligations	9	11
Other	—	2
Total debt	2,687	2,584
Less: Current portion of long-term debt	(4)	(6)
Long-term debt, less current portion	$2,683	$2,578

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

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; paying dividends or making other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities require the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of June 30, 2026.

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

Letters of credit outstanding (in millions):

	June 30, 2026	December 31, 2025
$500 Million Facility	$—	$—
$400 Million Facility	127	45
Bilateral Arrangements	7	5
Total	$134	$50

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, was used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $20 million and $21 million is presented in Long-term debt in the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, respectively. The long term debt classification is based on estimated timing of VAT refund from the Italian government which is expected to be greater than 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of June 30, 2026, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600	0.99000	$594
6.25% Notes	750	1.01250	759
New Term Facility (net of discount)	1,230	1.00000	1,230

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

NOTE J – LITIGATION AND CONTINGENCIES

General

The Company is involved in various legal proceedings, including product liability, general liability, workers’ compensation liability, employment, commercial, class actions, intellectual property and tax litigation, which arise in the normal course of operations. The Company is insured for product liability, general liability, workers’ compensation, employer’s liability, property damage and other insurable risks required by law or contract, with retained liability or deductibles. The Company records and maintains an estimated liability in the amount of management’s estimate of the Company’s aggregate exposure for such retained liabilities and deductibles. For such retained liabilities and deductibles, the Company determines its exposure based on probable loss estimations, which requires such losses to be both probable and the amount or range of probable loss to be estimable. The Company believes it has made appropriate and adequate reserves and accruals for its current contingencies and the likelihood of a material loss beyond amounts accrued is remote. The Company believes the outcome of such matters, individually and in aggregate, will not have a material adverse effect on its condensed consolidated financial statements. However, outcomes of lawsuits cannot be predicted and, if determined adversely, could ultimately result in the Company incurring significant liabilities which could have a material adverse effect on its results of operations.

Performance, Bid and Specialty Bonds

The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company. The balance of outstanding performance, bid and specialty bonds was $592 million and $35 million at June 30, 2026 and December 31, 2025, respectively. The June 30, 2026 balance primarily relates to REV. Losses incurred related to these arrangements have not been significant.

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

The maximum exposure determined for credit guarantees outstanding was $50 million as of June 30, 2026 and $53 million as of December 31, 2025. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6 million at June 30, 2026 and $5 million at December 31, 2025.

Certain businesses within the SV segment have repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $411 million as of June 30, 2026, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding was $2 million as of June 30, 2026.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees and repurchase agreements may be affected by economic conditions in used equipment markets at the time of loss.

Customer Owned Chassis

In certain businesses, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $241 million as of June 30, 2026. Losses incurred related to these arrangements have not been significant; accordingly, no reserve has been recorded.

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

The Company accounts for potential recoveries of previously paid IEEPA tariffs in accordance with ASC 450-30, Gain Contingencies. Under this model, a potential recovery of previously paid IEEPA tariffs is not recognized until it is considered realized or realizable. Any refund recognized would be recorded as a reduction of Inventory to the extent the related inventory remains on hand, or as a reduction of Cost of goods sold for tariffs associated with inventory that has already been sold to the extent the refund amount is expected to be realized.

During the three months ended June 30, 2026, the Company filed refund claims related to IEEPA tariffs totaling $51 million and received $29 million of cash refunds. Of the refunds received, $26 million was recognized as a reduction of Cost of Goods Sold, while $3 million was recorded as a liability as such refunds were not yet realized. The Company will continue to monitor developments related to the refund process and assess their potential impact on its financial statements.

NOTE K – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and six months ended June 30, 2026 and 2025. All amounts are net of tax (in millions).

	Three Months Ended June 30, 2026					Three Months Ended June 30, 2025
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(194)	$(29)	$(2)	$(52)	$(277)	$(292)	$(6)	$(2)	$(50)	$(350)
Other comprehensive (loss) income before reclassifications	—	(1)	—	—	(1)	112	(36)	—	(3)	73
Amounts reclassified from AOCI	—	—	—	1	1	—	1	—	—	1
Net other comprehensive (loss) income	—	(1)	—	1	—	112	(35)	—	(3)	74
Ending balance	$(194)	$(30)	$(2)	$(51)	$(277)	$(180)	$(41)	$(2)	$(53)	$(276)

	Six Months Ended June 30, 2026					Six Months Ended June 30, 2025
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(172)	$(37)	$(2)	$(54)	$(265)	$(338)	$7	$(3)	$(48)	$(382)
Other comprehensive (loss) income before reclassifications	(22)	7	—	1	(14)	158	(50)	1	(6)	103
Amounts reclassified from AOCI	—	—	—	2	2	—	2	—	1	3
Net other comprehensive (loss) income	(22)	7	—	3	(12)	158	(48)	1	(5)	106
Ending balance	$(194)	$(30)	$(2)	$(51)	$(277)	$(180)	$(41)	$(2)	$(53)	$(276)

Common Stock in Treasury

The Company values treasury stock on a cost basis. As of June 30, 2026, the Company held 20.8 million shares of common stock in treasury totaling $737 million, which include 0.7 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $24 million.

Stock-Based Compensation

During the six months ended June 30, 2026, the Company awarded 2 million shares of Restricted Stock to its employees with a weighted average fair value of $60.13 per share. Approximately 84% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 11% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 5% cliff vest and are based on performance targets containing a market condition determined over a three-year period. Included within these amounts were approximately 1 million shares of replacement Restricted Stock awards issued to former REV employees in connection with the REV Transaction. Additionally, during the six months ended June 30, 2026, the acceleration of certain awards related to the REV Transaction contributed incremental stock compensation expense of $25 million.

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

The following table presents the weighted-average assumptions used in the valuations:

Grant date
March 15, 2026
Dividend yields	1.14%
Expected volatility	44.12%
Risk-free interest rate	3.70%
Expected life (in years)	3

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

Six Months Ended June 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2026	—	—
2025	1,360,706	$53

The amounts presented in the table above exclude 39,546 and 57,453 shares of common stock purchased during the six months ended June 30, 2026 and 2025, respectively, to satisfy requirements under the Company’s deferred compensation obligations to employees and non-employees.

Dividends

The table below presents the per share dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter	Second Quarter
2026	$0.17	$0.17
2025	$0.17	$0.17

In July 2026, the Board declared a dividend of $0.17 per share, which will be paid on September 18, 2026 to the Company’s stockholders of record as of August 11, 2026.

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

Overview

During the second quarter of 2026, the Company remained focused on executing its operating plan, integrating the legacy Terex and REV organizations, and deploying the Terex Operating System (“TOS”) across the enterprise to improve operational execution, reduce fixed costs, and drive productivity improvements. The REV Transaction, which closed in the first quarter of 2026, significantly expanded our portfolio of specialty equipment businesses and strengthened our position in resilient, high-demand markets with attractive long-term growth potential. Our integration work is progressing as planned, and we continue to focus on realizing synergies, improving operational consistency, and leveraging the combined scale of the Company. See Note D - “Acquisitions” in our Notes to Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Terex delivered strong second quarter results, with revenue growth in all segments and higher Adjusted operating profit and Adjusted EBITDA as compared with the same period from the prior year. Net sales for the three months ended June 30, 2026 were $2,238 million including sales generated from SV of $650 million, compared to $1,487 million in the same period in the prior year. Adjusted EBITDA for the three months ended June 30, 2026 was $269 million including adjusted EBITDA generated by SV of $94 million, compared to $182 million in the same period in 2025. Additional information regarding segment specific results is provided in the “Results of Operations” section below. The Company’s free cash flow for the three months ended June 30, 2026 was $101 million compared to $78 million in the same period in 2025, reflecting better working capital management for the three months ended June 30, 2026. Backlog as of June 30, 2026 was $6.9 billion, providing solid forward visibility.

In the second quarter of 2026, our largest market remained North America. Over the past two years, we deliberately shifted our end market exposure to more U.S.-based, resilient and predictable sectors. Our North American sales represented approximately 83% of our total sales during the second quarter of 2026, as compared to the corresponding period in the prior year, where our North America sales represented 73% of total sales. We continue to execute our capital allocation strategy by driving more operational cash through better net working capital management and by returning value to shareholders through dividends and opportunistic share repurchases. Our net working capital as a percentage of trailing three month annualized net sales was 15.2% as of June 30, 2026 compared to 22.8% from the same period in the prior year. We continue to maintain ample liquidity with approximately $1,097 million available as of June 30, 2026. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by operating activities to free cash flow.

Our key end markets remain resilient with reliable replacement and aftermarket demand. In waste and recycling, long-term demand is supported by fleet replacement, innovation and demographic trends, although certain customers in the short term continue to manage capital spending and digest recently delivered fleet. We expect utility market demand to remain supported by long-term investment in the U.S. electrical grid, including transmission expansion and future data-center-related growth. Demand for fire and emergency vehicles remains stable, tied to municipal budgets and replacement demand. In Aerials and MP, infrastructure activity remains robust, supported by government funding and a growing pipeline of mega projects that we expect to provide a tailwind through at least 2030.

We continue to see opportunities to improve operating performance across the portfolio through the on-going integration process, deploying TOS, investing in technology that enables productivity improvement and leveraging our broader portfolio and scale to better serve customers.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2026 Compared with Three Months Ended June 30, 2025

Consolidated

	Three Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,238	—	$1,487	—	50.5%
Gross profit	444	19.8%	308	20.7%	44.2%
Selling, general and administrative expenses	209	9.3%	162	10.9%	29.0%
Amortization of purchased intangibles	48	2.1%	17	1.1%	182.4%
Operating profit	187	8.4%	129	8.7%	45.0%
Interest expense, net of interest income	45	2.0%	42	2.8%	7.1%
Income taxes	(29)	(1.3)%	(17)	(1.1)%	70.6%
Net income	110	4.9%	72	4.8%	52.8%

Adjusted operating profit	245	10.9%	164	11.0%	49.4%
Adjusted EBITDA	269	12.0%	182	12.2%	47.8%

Net Sales
Net sales for the three months ended June 30, 2026 increased $751 million when compared to the same period in 2025, including sales generated from SV of $650 million. Excluding the impact of SV, and $36 million of sales in the prior year period from the Company’s tower and rough terrain cranes businesses which were sold on October 31, 2025, the increase in Net sales was primarily due to higher shipments in Aerials, MP and ES in North America and positive effects of foreign exchange rate changes.

Gross Profit
Gross profit for the three months ended June 30, 2026 increased $136 million when compared to the same period in 2025, primarily driven by the gross profit contribution of $139 million from SV. Excluding the impact of SV, the decrease in gross profit of $3 million was primarily due to higher tariff costs within Aerials and unfavorable product mix in ES, partially offset by favorable mix and higher volume absorption in MP, and approximately $8 million of IEEPA tariff refunds received, net of a one-time unfavorable customs-related accrual.

Selling, general, and administrative expense
Selling, general and administrative expenses for the three months ended June 30, 2026 increased $47 million when compared to the same period in 2025, driven by the SG&A contribution of $37 million from SV. Excluding the impact of SV, the increase in selling, general, and administrative expense of $10 million was primarily due to the REV Transaction, including additional compensation expense and severance and retention costs, as well as negative effects of foreign exchange rate changes. These increases were partially offset by lower costs within MP due to the absence of the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results.

Amortization of purchased intangibles
Amortization of purchased intangibles for the three months ended June 30, 2026 increased $31 million when compared to the same period in 2025, primarily due to the additional amortization expense from purchased intangibles resulting from the REV Transaction.

Operating profit
Operating profit for the three months ended June 30, 2026 increased $58 million when compared to the same period in 2025, primarily driven by the operating profit contribution of $73 million from SV. Excluding the impact of SV, operating profit decreased by $15 million, primarily due to higher tariff costs within Aerials, unfavorable product mix within ES, and costs related to the REV Transaction, partially offset by favorable mix and higher volume absorption in MP.

Interest expense, net of interest income
Interest expense, net of interest income, for the three months ended June 30, 2026 and 2025 was $45 million and $42 million, respectively. The increase in expense is primarily due to interest accrued on customer deposits and higher revolver borrowings, partially offset by lower term loan interest rates and higher interest income.

Provision for income taxes
Income tax expense for the three months ended June 30, 2026, was $29 million on pretax income of $139 million, resulting in an effective tax rate of 20.6%, as compared to income tax expense of $17 million on pretax income of $89 million, resulting in an effective tax rate of 18.5%, for the three months ended June 30, 2025. The higher effective tax rate for the three months ended June 30, 2026 when compared with the three months ended June 30, 2025 is primarily due to higher tax related to geographic distribution of income.

Net income
Net income for the three months ended June 30, 2026 was $110 million compared to Net income of $72 million in the same period in 2025. The increase in Net income of $38 million was primarily due to the factors detailed above.

Adjusted operating profit
Adjusted operating profit for the three months ended June 30, 2026 increased $81 million when compared to the same period in 2025, primarily due to the Adjusted operating profit generated by SV of $88 million. Excluding the impact of SV, Adjusted operating profit decreased by $7 million, driven by higher tariff costs within Aerials and unfavorable mix within ES, partially offset by favorable mix and higher volume absorption in MP.

Adjusted EBITDA
Adjusted EBITDA for the three months ended June 30, 2026 increased $87 million when compared to the same period in 2025, primarily due to Adjusted EBITDA generated by SV of $94 million. Excluding the impact of SV, Adjusted EBITDA decreased by $7 million, driven by higher tariff costs within Aerials in the current year period and unfavorable mix within ES, partially offset by favorable mix and higher volume absorption in MP.
Environmental Solutions

	Three Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$456	—	$430	—	5.9%
Adjusted EBITDA	$80	17.5%	$86	20.0%	(7.0)%

Net sales for the three months ended June 30, 2026 increased $26 million when compared to the same period in 2025, primarily due to increased throughput and shipments of utilities products, partially offset by lower shipments of refuse collection vehicles.

Adjusted EBITDA for the three months ended June 30, 2026 decreased $6 million when compared to the same period in 2025, primarily due to greater contribution from Utilities, inefficiencies related to a production ramp up in Utilities, and under-absorption associated with lower refuse collection vehicle volume within ESG.

Materials Processing

	Three Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$464	—	$454	—	2.2%
Adjusted EBITDA	$87	18.8%	$62	13.8%	40.3%

Net sales for the three months ended June 30, 2026 increased $10 million when compared to the same period in 2025. Excluding the sales impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results, net sales increased $46 million. The improvement was primarily driven by increased shipments, particularly for mobile crushers in the U.S. supported by road construction, infrastructure projects, and select commercial building activities.

Adjusted EBITDA for the three months ended June 30, 2026 increased $25 million when compared to the same period in 2025, primarily due to favorable mix, higher volume absorption, and lower SG&A costs driven by the sale of the Company’s tower and rough terrain cranes businesses, partially offset by increased transportation costs. The adjusted EBITDA impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior period results, was $2 million.

Specialty Vehicles

	Three Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$650	—	$—	—	*
Adjusted EBITDA	$94	14.5%	$—	*	*
* Not a meaningful percentage

Net sales and Adjusted EBITDA represent the results of operations of REV from the REV Transaction for the three months ended June 30, 2026. See Note D - “Acquisitions” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Aerials

	Three Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$673	—	$607	—	10.9%
Adjusted EBITDA	$38	5.7%	$55	9.1%	(30.9)%

Net sales for the three months ended June 30, 2026 increased $66 million when compared to the same period in 2025, primarily due to increased shipments to national customers for mega projects and positive impacts from exchange rate changes.

Adjusted EBITDA for the three months ended June 30, 2026 decreased $17 million when compared to the same period in 2025, primarily due to higher tariff costs in the current year period and inflationary pressures, partially offset by higher volume, price realization and cost actions.

Corporate and Other / Eliminations

	Three Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(5)	—	$(4)	—	(25.0)%
Adjusted EBITDA	(30)	*	$(21)	*	(42.9)%

* Not a meaningful percentage

Adjusted EBITDA for the three months ended June 30, 2026 decreased $9 million when compared to the same period in 2025. The decrease is primarily due to additional costs driven by the REV Transaction which includes higher compensation costs and technology expenses.

RESULTS OF OPERATIONS

Six Months Ended June 30, 2026 Compared with Six Months Ended June 30, 2025

Consolidated

	Six Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$3,972	—	2,716	—	46.2%
Gross profit	651	16.4%	556	20.5%	17.1%
Selling, general and administrative expenses	451	11.4%	323	11.9%	39.6%
Amortization of purchased intangibles	95	2.4%	35	1.3%	171.4%
Operating profit	105	2.6%	198	7.3%	(47.0)%
Interest expense, net of interest income	88	2.2%	83	3.1%	6.0%
Benefit from (provision for) income taxes	4	0.1%	(22)	(0.8)%	*
Net income	21	0.5%	93	3.4%	(77.4)%

Adjusted operating profit	395	9.9%	276	10.1%	43.1%
Adjusted EBITDA	442	11.1%	310	11.4%	42.6%
* Not a meaningful percentage

Net Sales
Net sales for the six months ended June 30, 2026 increased $1,256 million when compared to the same period in 2025, including sales generated from SV of $1,086 million. Excluding the impact of SV, and $64 million of sales in the prior year period from the Company’s tower and rough terrain cranes businesses which were sold on October 31, 2025, the increase in Net sales was primarily due to higher shipments across most product lines and geographies in all other segments and positive effects of foreign exchange rate changes.

Gross Profit
Gross profit for the six months ended June 30, 2026 increased $95 million when compared to the same period in 2025, primarily driven by the gross profit contribution of $105 million from SV. Excluding the impact of SV, the decrease in gross profit of $10 million was primarily due to higher tariff costs within Aerials and unfavorable product mix within ES, partially offset by favorable mix and higher volume absorption in MP, and approximately $8 million of IEEPA tariff refunds received, net of a one-time unfavorable customs-related accrual.

Selling, general, and administrative expense
Selling, general and administrative expenses for the six months ended June 30, 2026 increased $128 million when compared to the same period in 2025, driven by the SG&A contribution of $62 million from SV. Excluding the impact of SV, the increase in selling, general, and administrative expense of $66 million was primarily due to the REV Transaction, including additional compensation expense, severance and retention costs and transaction costs of $18 million, partially offset by lower costs within MP due to the absence of the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results.

Amortization of purchased intangibles
Amortization of purchased intangibles for the six months ended June 30, 2026 increased $60 million when compared to the same period in 2025, primarily due to the additional amortization expense from purchased intangibles resulting from the REV Transaction.

Operating profit
Operating profit for the six months ended June 30, 2026 was $105 million compared to Operating profit of $198 million in the same period in 2025. Excluding the operating loss generated by SV of $15 million, operating profit decreased $78 million, primarily due to higher tariff costs within Aerials and unfavorable mix within Aerials and ES, partially offset by favorable mix and higher volume absorption in MP.

Interest expense, net of interest income
Interest expense, net of interest income, for the six months ended June 30, 2026 and 2025 was $88 million and $83 million, respectively. The increase in expense is primarily due to interest accrued on customer deposits and higher revolver borrowings, partially offset by lower term loan interest rates and higher interest income.

Benefit from (provision for) income taxes
Income tax benefit for the six months ended June 30, 2026, was $4 million on pretax income of $13 million, resulting in an effective tax rate of (37.4)%, as compared to income tax expense of $22 million on pretax income of $115 million, resulting in an effective tax rate of 18.9%, for the six months ended June 30, 2025. The lower effective tax rate for the six months ended June 30, 2026 when compared with the six months ended June 30, 2025 is primarily due to an increase in favorable discrete items.

Net income
Net income for the six months ended June 30, 2026 was $21 million compared to Net income of $93 million in the same period in 2025. The decrease in Net income of $72 million was primarily due to the factors detailed above.

Adjusted operating profit
Adjusted operating profit for the six months ended June 30, 2026 increased $119 million when compared to the same period in 2025, primarily due to the Adjusted operating profit generated by SV of $146 million. Excluding the impact of SV, Adjusted operating profit decreased by $27 million, primarily due to higher tariff costs within Aerials and unfavorable mix within Aerials and ES, partially offset by favorable mix and higher volume absorption in MP.

Adjusted EBITDA
Adjusted EBITDA for the six months ended June 30, 2026 increased $132 million when compared to the same period in 2025, primarily due to Adjusted EBITDA generated by SV of $156 million. Excluding the impact of SV, Adjusted EBITDA decreased by $24 million, primarily due to higher tariff costs within Aerials in the current year period and unfavorable mix within ES and Aerials, partially offset by favorable mix and higher volume absorption in MP.

Environmental Solutions

	Six Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$867	—	$829	—	4.6%
Adjusted EBITDA	$154	17.7%	$167	20.2%	(7.8)%

Net sales for the six months ended June 30, 2026 increased $38 million when compared to the same period in 2025, primarily due to increased throughput and shipments of utilities products, partially offset by lower shipments of refuse collection vehicles.

Adjusted EBITDA for the six months ended June 30, 2026 decreased $13 million when compared to the same period in 2025, primarily due to unfavorable mix, inefficiencies related to a production ramp up in Utilities, and under-absorption associated with lower refuse collection vehicle volume within ESG.

Materials Processing

	Six Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$883	—	$836	—	5.6%
Adjusted EBITDA	$150	17.0%	$105	12.6%	42.9%

Net sales for the six months ended June 30, 2026 increased $47 million when compared to the same period in 2025. Excluding the sales impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results, net sales increased $111 million. The increase was primarily driven by increased shipments across most product lines and geographies as well as positive effects of foreign exchange rate changes.

Adjusted EBITDA for the six months ended June 30, 2026 increased $45 million when compared to the same period in 2025, primarily due to higher sales volume, favorable mix, price realization, and lower SG&A costs driven by the sale of the Company’s tower and rough terrain cranes businesses, partially offset by inflationary pressures. The adjusted EBITDA impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior period results, was $3 million.

Specialty Vehicles

	Six Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,086	—	$—	—	*
Adjusted EBITDA	$156	14.4%	$—	*	*
* Not a meaningful percentage

Net sales and Adjusted EBITDA represent the results of operations of REV from the REV Transaction since February 2, 2026. See Note D - “Acquisitions” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Aerials

	Six Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,142	—	$1,057	—	8.0%
Adjusted EBITDA	$39	3.4%	$75	7.1%	(48.0)%

Net sales for the six months ended June 30, 2026 increased $85 million when compared to the same period in 2025, primarily due to higher shipment volumes in North America and Western Europe across most product lines and positive effects of foreign exchange rate changes.

Adjusted EBITDA for the six months ended June 30, 2026 decreased $36 million when compared to the same period in 2025, primarily due to higher tariff costs, unfavorable mix, and inflationary pressures, partially offset by higher sales volume and cost actions.

Corporate and Other / Eliminations

	Six Months Ended June 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(6)	—	$(6)	—	—%
Adjusted EBITDA	(57)	*	$(37)	*	(54.1)%
* Not a meaningful percentage

Adjusted EBITDA for the six months ended June 30, 2026 decreased $20 million when compared to the same period in 2025. The decrease is primarily due to additional costs driven by the REV Transaction which includes higher compensation costs and technology expenses.

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

We calculate a non-GAAP measure of free cash flow. We define free cash flow as Net cash provided by operating activities less Capital expenditures, net of proceeds from sale of capital assets. We believe this measure of free cash flow provides management and investors further useful information on cash generation in our primary operations.

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

The following table reconciles Net income to Adjusted operating profit for the periods presented:

	Three Months Ended June 30,
	2026	2025
Net income	$110	$72
Income taxes	(29)	(17)
Interest income	5	2
Interest expense	(50)	(44)
Other expense – net	(3)	2
Operating profit	187	129
Restructuring and other (a)	7	12
Deal related (b)	12	3
Purchase price accounting (c)	39	20
Adjusted operating profit	$245	$164

	Six Months Ended June 30,
	2026	2025
Net income	$21	$93
Income from discontinued operations – net of tax	4	—
Benefit from (provision for) income taxes	4	(22)
Interest income	9	4
Interest expense	(97)	(87)
Other expense – net	(4)	—
Operating profit	105	198
Restructuring and other (a)	8	18
Deal related (b)	80	8
Purchase price accounting (c)	205	42
Divestitures (d)	(3)	—
Litigation related (e)	—	10
Adjusted operating profit	$395	$276

The following table reconciles Net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended June 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$55	$79	$69	$25	$(118)	$110
Provision for income taxes	—	—	—	—	29	29
Interest income	—	—	—	—	(5)	(5)
Interest expense	—	3	4	—	43	50
Other expense	—	—	—	—	3	3
Operating profit (loss)	55	82	73	25	(48)	187
Depreciation(2)	5	4	7	6	4	26
Amortization(2)	20	1	35	—	3	59
Non-cash interest costs	—	—	—	—	(2)	(2)
EBITDA	80	87	115	31	(43)	270
Restructuring and other (a)	—	—	—	7	—	7
Deal related (b)	—	—	—	—	12	12
Purchase price accounting (c)	—	—	(21)	—	1	(20)
Adjusted EBITDA	$80	$87	$94	$38	$(30)	$269
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) These line items include $1 million of depreciation and $55 million of amortization within the ES and SV segments related to purchase price accounting.

	Three Months Ended June 30, 2025
	ES		MP	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$61		$46	$45	$(80)	$72
Provision for income taxes	—		—	—	17	17
Interest income	—		—	—	(2)	(2)
Interest expense	—		3	—	41	44
Other expense	—		—	1	(3)	(2)
Operating profit (loss)	61		49	46	(27)	129
Depreciation	4		4	6	3	17
Amortization(2)	20		—	—	2	22
Non-cash interest costs	—		—	—	(2)	(2)
EBITDA	85		53	52	(24)	166
Restructuring and other (a)	—		9	3	—	12
Deal related (b)	—	—	—	—	3	3
Purchase price accounting (c)	1		—	—	—	1
Adjusted EBITDA	$86		$62	$55	$(21)	$182
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) This line item includes $20 million of amortization within the ES segment related to purchase price accounting.

a.Costs for the three months ended June 30, 2026 are associated with reduction in force and a plant closure in the Aerials segment. Costs for the three months ended June 30, 2025 are associated with restructuring programs across the MP and Aerials segments.
b.Costs for the three months ended June 30, 2026 are primarily related to the REV Transaction, including acceleration of stock-based compensation awards, severance and retention costs, and transaction costs. Costs for the three months ended June 30, 2025 relate to costs incurred as part of the ESG integration.
c.Costs for the three months ended June 30, 2026 primarily relate to the REV Transaction, driven by the impact of adjusting inventory fair value step-ups in connection with purchase accounting related measurement period adjustments. Costs for the three months ended June 30, 2025 primarily relate to ESG, and primarily relate to the amortization of purchased intangibles. Amortization is not included within Purchase price accounting in the reconciliation of Net income (loss) to Adjusted EBITDA, as amortization is a separate line item within the reconciliation.

	Six Months Ended June 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$104	$138	$(22)	$17	$(216)	$21
Gain on disposition of discontinued operations – net of tax	—	—	—	—	(4)	(4)
Benefit from income taxes	—	—	—	—	(4)	(4)
Interest income	—	—	—	—	(9)	(9)
Interest expense	—	7	7	—	83	97
Other expense	—	—	—	1	3	4
Operating profit (loss)	104	145	(15)	18	(147)	105
Depreciation(2)	9	9	11	14	6	49
Amortization(2)	40	1	67	—	5	113
Non-cash interest costs	—	—	—	—	(4)	(4)
EBITDA	153	155	63	32	(140)	263
Restructuring and other (a)	1	—	—	7	—	8
Deal related (b)	—	—	—	—	80	80
Purchase price accounting (c)	—	—	91	—	3	94
Divestitures (d)	—	(5)	2	—	—	(3)
Adjusted EBITDA	$154	$150	$156	$39	$(57)	$442
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) These line items include $1 million of depreciation and $107 million of amortization within the ES and SV segments related to purchase price accounting.

	Six Months Ended June 30, 2025
	ES		MP	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$117		$78	$48	$(150)	$93
Provision for income taxes	—		—	—	22	22
Interest income	—		—	—	(4)	(4)
Interest expense	—		7	—	80	87
Other expense	—		—	1	(1)	—
Operating profit (loss)	117		85	49	(53)	198
Depreciation	8		8	13	4	33
Amortization(2)	40		1	—	4	45
Non-cash interest costs	—		—	—	(4)	(4)
EBITDA	165		94	62	(49)	272
Restructuring and other (a)	—		11	3	4	18
Deal related (b)	—	—	—	—	8	8
Purchase price accounting (c)	2		—	—	—	2
Litigation related (e)	—		—	10	—	10
Adjusted EBITDA	$167		$105	$75	$(37)	$310
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) This line item includes $40 million of amortization within the ES segment related to purchase price accounting.

a.Costs for the six months ended June 30, 2026 are associated with reduction in force and a plant closure in the Aerials segment. Costs for the six months ended June 30, 2025 are associated with restructuring programs across MP, Aerials, and Corporate segments.
b.Costs for the six months ended June 30, 2026 are primarily related to the REV Transaction, including acceleration of stock-based compensation awards, severance and retention costs incurred, and transaction costs. Costs for the six months ended June 30, 2025 relate to costs incurred as part of the ESG integration.
c.Costs for the six months ended June 30, 2026 relate to the REV Transaction, and include amortization of the inventory step-up recognized in connection with the REV Transaction, and incremental stock based compensation cost for replacement stock awards. Costs for the six months ended June 30, 2025 primarily relate to ESG, and primarily relate to the amortization of purchased intangibles. Amortization is not included within Purchase price accounting in the reconciliation of Net income (loss) to Adjusted EBITDA, as amortization is a separate line item within the reconciliation.
d.Reflects a gain realized on the previously disposed of Cranes business, offset by the loss on sale of a business within the SV segment.
e.Reflects costs incurred to settle a claim which was outside the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At June 30, 2026, we had cash and cash equivalents of $407 million and undrawn availability under our revolving line of credit of $690 million, giving us total liquidity of approximately $1,097 million. During the six months ended June 30, 2026, our liquidity decreased by approximately $475 million from December 31, 2025 primarily due to cash used for the REV Transaction, capital expenditures, dividend payments, and taxes paid on shares withheld in connection with stock vestings, partially offset by cash provided by operating activities and proceeds from the sale of businesses.

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

We had free cash flow of $101 million and $44 million for the three and six months ended June 30, 2026, respectively. The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended 6/30/2026	Six Months Ended 6/30/2026
Net cash provided by operating activities	$128	$97
Capital expenditures, net of proceeds from sale of capital assets	(27)	(53)
Free cash flow	$101	$44

Pursuant to terms of our trade accounts receivable factoring arrangements, during the six months ended June 30, 2026, we sold, without material recourse, approximately $348 million of trade accounts receivable to enhance liquidity.

Working capital as a percentage of trailing three month annualized net sales was 15.2% at June 30, 2026. The following tables show the calculation of our working capital and trailing three months annualized sales as of June 30, 2026 (in millions):

Three Months Ended June 30, 2026
Net sales, as reported	$2,238
x	4
Trailing three month annualized net sales	$8,952

As of June 30, 2026
Inventories	$1,656
Receivables	1,157
Trade accounts payable	(1,022)
Short and long-term customer advances	(429)
Working capital	$1,362

During the six months ended June 30, 2026, there were no shares of common stock repurchased under our Board authorized share repurchase programs, leaving approximately $183 million available for repurchase under such programs. Our Board declared a dividend of $0.17 per share in the first and second quarters of 2026, which were paid to our stockholders during those periods. In July 2026, our Board declared a dividend of $0.17 per share, which will be paid on September 18, 2026 to our stockholders of record as of August 11, 2026.

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

Cash Flows

Cash provided by operations was $97 million and $81 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash provided by operations was primarily driven by higher profitability, partially offset by changes in working capital and payments of transaction costs and severance in connection with the REV Transaction.

Cash used in investing activities was $488 million and $38 million for the six months ended June 30, 2026 and 2025, respectively. The increase in cash used in investing activities relates primarily to cash consideration paid in connection with the REV Transaction, partially offset by proceeds from the sale of businesses.

Cash provided by financing activities was $30 million for the six months ended June 30, 2026, compared to cash used in financing activities of $84 million for the prior year period. The increase in cash provided by financing activities was primarily driven by higher net borrowings in the current year period and share repurchases in the prior‑year period, partially offset by higher cash payments related to shares withheld for tax payment on Restricted Stock Awards and increased dividend payments.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of June 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of June 30, 2026.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of REV on February, 2, 2026, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional controls related to REV. Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended June 30, 2026 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
April 1, 2026 - April 30, 2026	5,624	$58.88	—	$183,005
May 1, 2026 - May 31, 2026	2,040	$63.36	—	$183,005
June 1, 2026 - June 30, 2026	24,043	$71.06	—	$183,005
Total	31,707	$68.41	—	$183,005

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

During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

Item 6.	Exhibits

The exhibits set forth below are filed as part of this Form 10-Q.

Exhibit No.	Exhibit

10.1
Terex Corporation 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit 10.1 of the Form 8-K Current Report, Commission File No. 1-10702, dated June 25, 2026 and filed with the Commission June 30, 2026). ***

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

TEREX CORPORATION
(Registrant)

Date:	July 30, 2026	/s/ Simon A. Meester
Simon A. Meester
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	July 30, 2026	/s/ Jennifer Kong-Picarello
Jennifer Kong-Picarello
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	July 30, 2026	/s/ Joseph LaDue
Joseph LaDue
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)