Form 10-Q
period 2026-09-30
TEREX CORP
filed 2026-10-29
CIK 97216

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
Yes ☐ No ☒
Number of outstanding shares of common stock: 112.4 million as of October 27, 2026.

The Exhibit Index begins on page 50.

GENERAL

This Quarterly Report on Form 10-Q filed by Terex Corporation generally speaks as of September 30, 2026 unless specifically noted otherwise. Unless otherwise indicated, Terex Corporation, together with its consolidated subsidiaries, is hereinafter referred to as “Terex,” the “Registrant,” “us,” “we,” “our” or the “Company.”

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
•our common stock may be affected by factors different from those previously disclosed, and may decline as a result of the transaction with REV;
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
For the Quarterly Period Ended September 30, 2026

PART I.FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$2,197	$1,387	$6,169	$4,103
Cost of goods sold	(1,762)	(1,088)	(5,083)	(3,248)
Gross profit	435	299	1,086	855
Selling, general and administrative expenses	(199)	(142)	(650)	(465)
Amortization of purchased intangibles	(53)	(17)	(148)	(52)
Operating profit	183	140	288	338
Other income (expense)
Interest income	5	3	14	7
Interest expense	(49)	(45)	(147)	(132)
Other (expense) income – net	(4)	(4)	(8)	(4)
Income before income taxes	135	94	147	209
Provision for income taxes	(21)	(29)	(16)	(51)
Income from continuing operations	114	65	131	158
Income from discontinued operations – net of tax	—	—	4	—
Net income	$114	$65	$135	$158

Basic earnings per share
Income from continuing operations	$1.01	$0.99	$1.22	$2.40
Income from discontinued operations – net of tax	—	—	0.04	—
Net income	$1.01	$0.99	$1.26	$2.40
Diluted earnings per share:
Income from continuing operations	$1.00	$0.98	$1.21	$2.38
Income from discontinued operations – net of tax	—	—	0.04	—
Net income	$1.00	$0.98	$1.25	$2.38
Weighted average number of shares outstanding in per share calculation
Basic	113.3	65.6	107.5	65.9
Diluted	114.0	66.2	108.3	66.4

Net income	$114	$65	$135	$158
Other comprehensive income (loss)	1	(8)	(11)	98
Comprehensive income	$115	$57	$124	$256

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(unaudited)
(in millions, except par value)

	September 30, 2026	December 31, 2025
Assets
Current assets
Cash and cash equivalents	$407	$772
Receivables (net of allowance of $9 at September 30, 2026 and December 31, 2025)	1,124	712
Inventories	1,631	1,109
Prepaid and other current assets	236	132
Total current assets	3,398	2,725
Non-current assets
Property, plant and equipment – net	966	760
Goodwill	2,513	1,091
Intangible assets – net	2,901	1,027
Long-term deferred tax asset	151	207
Other assets	367	329
Total assets	$10,296	$6,139

Liabilities and Stockholders’ Equity
Current liabilities
Current portion of long-term debt	$24	$6
Trade accounts payable	986	683
Accrued compensation and benefits	172	123
Short-term customer advances	271	44
Other current liabilities	476	331
Total current liabilities	1,929	1,187
Non-current liabilities
Long-term debt, less current portion	2,554	2,578
Long-term customer advances	176	20
Long-term deferred tax liabilities	411	8
Other non-current liabilities	268	251
Total liabilities	5,338	4,044
Commitments and contingencies
Stockholders’ equity
Common stock, $0.01 par value – authorized 300.0 shares; issued 134.4 and 85.5 shares at September 30, 2026 and December 31, 2025, respectively	1	1
Additional paid-in capital	3,829	942
Retained earnings	2,216	2,139
Accumulated other comprehensive loss	(276)	(265)
Shares of common stock in treasury – 22.0 and 20.6 shares at September 30, 2026 and December 31, 2025	(812)	(722)
Total stockholders’ equity	4,958	2,095
Total liabilities and stockholders’ equity	$10,296	$6,139

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(unaudited)
(in millions)

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
Balance at December 31, 2025	64.9	$1	$942	$2,139	$(265)	$(722)	$2,095
Net loss	—	—	—	(89)	—	—	(89)
Other comprehensive loss – net of tax	—	—	—	—	(12)	—	(12)
Stock compensation expense	—	—	36	—	—	—	36
Vestings of restricted stock, net of employee tax withholdings	0.7	—	(12)	—	—	(13)	(25)
Compensation under stock-based plans – net	—	—	—	—	—	1	1
Dividends	—	—	—	(19)	—	—	(19)
Issuance of common stock related to merger(1)	47.9	—	2,836	—	—	—	2,836
Other	—	—	(1)	—	—	—	(1)
Balance at March 31, 2026	113.5	$1	$3,801	$2,031	$(277)	$(734)	$4,822
Net income	—	—	—	110	—	—	110
Stock compensation expense	—	—	15	—	—	—	15
Vestings of restricted stock, net of employee tax withholdings	0.1	—	(1)	—	—	(1)	(2)
Compensation under stock-based plans – net	—	—	2	—	—	—	2
Dividends	—	—	—	(20)	—	—	(20)
Acquisition of treasury stock	—	—	—	—	—	(3)	(3)
Other	—	—	—	—	—	1	1
Balance at June 30, 2026	113.6	$1	$3,817	$2,121	$(277)	$(737)	$4,925
Net income	—	—	—	114	—	—	114
Other comprehensive income – net of tax	—	—	—	—	1	—	1
Stock compensation expense	—	—	12	—	—	—	12
Vestings of restricted stock, net of employee tax withholdings	—	—	(1)	—	—	—	(1)
Dividends	—	—	—	(19)	—	—	(19)
Acquisition of treasury stock	(1.2)	—	—	—	—	(74)	(74)
Other	—	—	1	—	—	(1)	—
Balance at September 30, 2026	112.4	$1	$3,829	$2,216	$(276)	$(812)	$4,958

(1) Includes stock-based compensation attributable to pre-combination services.

	Outstanding Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Common Stock in Treasury	Total
Balance at December 31, 2024	65.7	$1	$921	$1,964	$(382)	$(672)	$1,832
Net income	—	—	—	21	—	—	21
Other comprehensive income – net of tax	—	—	—	—	32	—	32
Stock compensation expense	—	—	10	—	—	—	10
Vestings of restricted stock, net of employee tax withholdings	0.4	—	(8)	—	—	—	(8)
Compensation under stock-based plans – net	0.2	—	(5)	—	—	6	1
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.8)	—	—	—	—	(33)	(33)
Other	—	—	1	—	—	(1)	—
Balance at March 31, 2025	65.5	$1	$919	$1,974	$(350)	$(700)	$1,844
Net income	—	—	—	72	—	—	72
Other comprehensive income – net of tax	—	—	—	—	74	—	74
Stock compensation expense	—	—	8	—	—	—	8
Vestings of restricted stock, net of employee tax withholdings	—	—	(1)	—	—	—	(1)
Compensation under stock-based plans – net	—	—	2	—	—	—	2
Dividends	—	—	—	(11)	—	—	(11)
Acquisition of treasury stock	(0.6)	—	—	—	—	(22)	(22)
Other	—	—	(1)	—	—	—	(1)
Balance at June 30, 2025	64.9	$1	$927	$2,035	$(276)	$(722)	$1,965
Net income (loss)	—	—	—	65	—	—	65
Other comprehensive income (loss) – net of tax	—	—	—	—	(8)	—	(8)
Stock compensation expense	—	—	7	—	—	—	7
Dividends	—	—	—	(12)	—	—	(12)
Other	—	—	—	(1)	—	1	—
Balance at September 30, 2025	64.9	$1	$934	$2,087	$(284)	$(721)	$2,017

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)
(in millions)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income	$135	$158
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	246	113
Deferred taxes	(35)	13
Stock-based compensation expense	63	25
Inventory and other non-cash charges	102	14
Changes in operating assets and liabilities (net of effects of acquisitions and divestitures):
Receivables	(251)	(163)
Inventories	(48)	(73)
Trade accounts payable	136	140
Other assets and liabilities	(14)	9
Foreign exchange and other operating activities, net	4	(1)
Net cash provided by operating activities	338	235
Investing Activities
Capital expenditures	(90)	(84)
Acquisitions, net of cash acquired, and investments	(467)	—
Other investing activities, net	38	40
Net cash used in investing activities	(519)	(44)
Financing Activities
Repayments of debt	(311)	(92)
Proceeds from issuance of debt	300	95
Share repurchases	(75)	(55)
Dividends paid	(58)	(34)
Other financing activities, net	(33)	(12)
Net cash used in financing activities	(177)	(98)
Effect of Exchange Rate Changes on Cash and Cash Equivalents	(7)	28
Net (Decrease) Increase in Cash and Cash Equivalents	(365)	121
Cash and Cash Equivalents at Beginning of Period	772	388
Cash and Cash Equivalents at End of Period	$407	$509

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEREX CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

NOTE A – BASIS OF PRESENTATION

Basis of Presentation and Principles of Consolidation. The accompanying unaudited Condensed Consolidated Financial Statements of Terex Corporation and subsidiaries as of September 30, 2026 and for the three and nine months ended September 30, 2026 and 2025 have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the U.S. Securities and Exchange Commission. The accompanying Condensed Consolidated Balance Sheet as of December 31, 2025 has been derived from audited consolidated financial statements as of that date, but does not include all disclosures required by U.S. GAAP. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.

The Condensed Consolidated Financial Statements include accounts of Terex Corporation, its majority-owned subsidiaries and other controlled subsidiaries (“Terex” or the “Company”).

In the opinion of management, adjustments considered necessary for the fair statement of these interim financial statements have been made. Except as otherwise disclosed, all such adjustments consist only of those of a normal recurring nature. Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of results that may be expected for the year ending December 31, 2026.

Effective January 1, 2026, the Company made a voluntary change to classify and present the amortization of finite-lived intangibles related to Customer relationships and Trade names as operating expenses rather than in Cost of goods sold. The amortization expense related to Technology, Land use rights, and Other intangible assets will remain classified and presented in Cost of goods sold. We believe this change in classification and presentation better aligns the costs that are directly associated with generating revenue. The change in classification and presentation has been reflected in the Condensed Consolidated Statements of Income and Comprehensive Income, with retrospective application of the change to the prior periods presented. The impact of this change to the comparative period was an increase to operating expense and related decrease to Cost of goods sold of $17 million and $52 million for the three and nine months ended September 30, 2025, respectively.

Merger Transaction. On October 29, 2025, the Company entered into a definitive merger agreement with REV Group, Inc. (“REV”), a publicly traded manufacturer and distributor of specialty vehicles and related aftermarket parts and services, in a stock-and-cash transaction (the “REV Transaction”), in which the Company acquired 100% of the issued and outstanding stock of REV. On February 2, 2026 (the “Closing Date”), the Company completed the REV Transaction in accordance with the terms of the agreement. See Note D - “Acquisitions and Held for Sale” in our Notes to Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

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

Receivables and Allowance for Doubtful Accounts. Receivables include $1,015 million and $627 million of trade accounts receivable at September 30, 2026 and December 31, 2025, respectively. Trade accounts receivable are recorded at the invoiced amount and do not bear interest. Allowance for doubtful accounts is the Company’s estimate of current expected credit losses on its existing accounts receivable and is determined based on historical customer assessments, current financial conditions, and reasonable and supportable forecasts. Account balances are written off against the allowance when the Company determines the receivable will not be recovered. There can be no assurance that the Company’s estimate of accounts receivable collection will be indicative of future results.

The following table summarizes changes in the consolidated allowance for doubtful accounts (in millions):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$9	$9
Provision for credit losses	2	3
Other (1)	(2)	(2)
Balance at end of period	$9	$10
(1) Includes utilization of established reserves, net of recoveries and the impact of foreign exchange rate changes.

Revenue Recognition.

Contract Liabilities
Contract liabilities, referred to as Customer advances in the Condensed Consolidated Balance Sheets, relate to instances where a customer pays consideration in advance of the Company satisfying the related performance obligation. Contract liabilities are reduced when the performance obligation is complete and the associated revenue from the contract is recognized. Revenue recognized during the period related to contract liabilities outstanding as of December 31, 2025 and December 31, 2024 was as follows (in millions):

	Three Months Ended		Nine Months Ended
	September 30, 2026(1)	September 30, 2025	September 30, 2026(1)	September 30, 2025
Contract liabilities recognized in period	$41	$4	$135	$31
(1) Includes $37 million and $104 million for the three and nine months ended September 30, 2026, respectively, that were included in the contract liabilities balance of $359 million assumed in connection with the REV Transaction. See Note D - “Acquisitions and Held for Sale” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Within the Specialty Vehicles segment, customers earn interest on customer advances at a rate determined at contract inception. Interest charges incurred on customer advances were $5 million and $11 million, respectively, for the three and nine months ended September 30, 2026 and are recorded in Interest expense in the Condensed Consolidated Statements of Income and Comprehensive Income.

Contract assets were $38 million as of September 30, 2026 and were not significant as of December 31, 2025.

Remaining Performance Obligation
The Company estimated that $3,531 million and $39 million at September 30, 2026 and December 31, 2025, respectively, in revenue is expected to be recognized in the future related to performance obligations that are unsatisfied (or partially satisfied) at the end of the reporting period. We expect to recognize approximately 42% of the Company’s unsatisfied (or partially satisfied) performance obligations as revenue in the next twelve months, with the remaining balance to be recognized thereafter. The Company applied the standard’s practical expedient that permits the omission of unsatisfied performance obligations for (i) contracts with an original expected length of one year or less and (ii) contracts for which the Company recognizes revenue at the amount to which the Company has the right to invoice for services performed.

Supplier Finance. The Company has unsecured agreements with third-party financial institutions to facilitate supplier finance programs. These programs allow qualifying suppliers to sell their receivables due from the Company, on an invoice level at the selection of the supplier, to the financial institution and negotiate their outstanding receivable arrangements and associated fees directly with the financial institution. The Company is not party to the agreements between the supplier and the financial institution. Terex or the bank may terminate the agreement upon 30 days’ notice. The supplier invoices that have been confirmed as valid under the programs require payment in full within 120 days of the invoice date. Confirmed obligation amounts outstanding were $51 million and $36 million at September 30, 2026 and December 31, 2025, respectively. Confirmed obligation amounts outstanding under these programs were included in Trade accounts payable in the Company’s Condensed Consolidated Balance Sheets.

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

The following table summarizes changes in the consolidated product warranty liability (in millions):

	Nine Months Ended
	September 30, 2026	September 30, 2025
Balance at beginning of period	$50	$54
Liabilities assumed due to business acquisition	53	—
Accruals for warranties issued during the period	70	37
Changes in estimates	5	7
Settlements during the period	(68)	(47)
Foreign exchange effect/other	(3)	(1)
Balance at end of period	$107	$50

Derivatives. Derivative financial instruments are recorded in the Condensed Consolidated Balance Sheets at their fair value as either assets or liabilities. Changes in the fair value of derivatives are recorded each period in earnings or Accumulated other comprehensive income (loss) (“AOCI”), depending on whether a derivative is designated and effective as part of a hedge transaction and, if it is, the type of hedge transaction. Gains and losses on derivative instruments reported in AOCI are included in earnings in the periods in which earnings are affected by the hedged item. Derivatives designated as net investment hedging instruments include cross currency swaps with outstanding notional value of $470 million at September 30, 2026 and December 31, 2025. The Company had $180 million and $114 million notional value of foreign exchange contracts outstanding that were not designated as hedging instruments at September 30, 2026 and December 31, 2025, respectively. Net gains and losses recognized in earnings on derivative financial instruments that do not qualify for hedge accounting were not material to our results of operations during the three and nine months ended September 30, 2026 and 2025. Net gains and losses reclassified to earnings from AOCI related to qualified hedges were not material to our results of operations during the three and nine months ended September 30, 2026 and 2025 and the Company does not expect the amount of these gains and losses that will be reclassified to earnings during the next year to be material.

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

The Company has investments held in a Rabbi Trust for the Company’s non-qualified SERPs. The total value of these investments was $31 million as of September 30, 2026 and $33 million as of December 31, 2025, and was considered to be measured at Level 1. The Rabbi trust assets are subject to claims of the Company's creditors. One of the SERPs (the defined benefit plan) is frozen to future entrants.

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

SV designs, manufactures, services and markets commercial and custom fire and ambulance vehicles primarily for fire departments, airports, other governmental units, contractors, hospitals and other care providers, trucks used in terminal type operations, i.e., rail yards, warehouses, rail terminals and shipping terminals/ports; and industrial sweepers for both the commercial and rental markets. SV also manufactures, markets and distributes Class A recreational vehicles (“RVs”) (motorhomes built on a heavy-duty chassis with either diesel or gas engine configurations), as well as Class C RVs (motorhomes built on a van or commercial truck chassis).

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

Business segment information is presented below (in millions):

	Three Months Ended September 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$400	$434	$657	$709	$(3)	$2,197

Less: (1)
Adjusted cost of goods sold	309	314	527	609		1,759
Adjusted selling, general and administrative expenses	35	41	31	45		152
Adjusted segment operating profit	$56	$79	$99	$55		$289

Corporate and Other / Eliminations						(41)
Restructuring and other						15
Purchase Price Accounting						(57)
Divestitures						(23)
Consolidated operating profit						$183
Interest expense - net						(44)
Other expense - net						(4)
Income before income taxes						$135
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown. Adjusted cost of goods sold and Adjusted selling, general and administrative expenses exclude the impact of certain one-time costs and other items that affect the comparability of segment performance between periods, which are reflected as reconciling items in the reconciliation to Consolidated operating profit.

	Nine Months Ended September 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$1,267	$1,317	$1,744	$1,851	$(10)	$6,169

Less: (1)
Adjusted cost of goods sold	962	971	1,409	1,630		4,972
Adjusted selling, general and administrative expenses	104	127	89	141		461
Adjusted segment operating profit	$201	$219	$246	$80		$746

Corporate and Other / Eliminations						(190)
Restructuring and other						8
Purchase Price Accounting						(256)
Divestitures						(20)
Consolidated operating profit						$288
Interest expense - net						(133)
Other expense - net						(8)
Income before income taxes						$147
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown. Adjusted cost of goods sold and Adjusted selling, general and administrative expenses exclude the impact of certain one-time costs and other items that affect the comparability of segment performance between periods, which are reflected as reconciling items in the reconciliation to Consolidated operating profit.

	Three Months Ended September 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$435	$417	$—	$537	$(2)	$1,387

Less: (1)
Adjusted cost of goods sold	320	321	—	442		1,083
Adjusted selling, general and administrative expenses	36	45	—	45		126
Adjusted segment operating profit	$79	$51	$—	$50		$180

Corporate and Other / Eliminations						(15)
Restructuring and other						(5)
Purchase Price Accounting						(20)
Consolidated operating profit						$140
Interest expense - net						(42)
Other expense - net						(4)
Income before income taxes						$94
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown. Adjusted cost of goods sold and Adjusted selling, general and administrative expenses exclude the impact of certain one-time costs and other items that affect the comparability of segment performance between periods, which are reflected as reconciling items in the reconciliation to Consolidated operating profit.

	Nine Months Ended September 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales	$1,264	$1,253	$—	$1,594	$(8)	$4,103

Less: (1)
Adjusted cost of goods sold	921	970	—	1,341		3,232
Adjusted selling, general and administrative expenses	105	136	—	141		382
Adjusted segment operating profit	$238	$147	$—	$112		$497

Corporate and Other / Eliminations						(67)
Restructuring and other						(20)
Purchase Price Accounting						(62)
Litigation related						(10)
Consolidated operating profit						$338
Interest expense - net						(125)
Other expense - net						(4)
Income before income taxes						$209
(1) Significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown. Adjusted cost of goods sold and Adjusted selling, general and administrative expenses exclude the impact of certain one-time costs and other items that affect the comparability of segment performance between periods, which are reflected as reconciling items in the reconciliation to Consolidated operating profit.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Depreciation and amortization
ES	$25	$24	$74	$73
MP	5	5	15	15
SV	47	—	125	—
Aerials	7	7	20	19
Corporate	4	2	12	6
Total	$88	$38	$246	$113
Capital expenditures
ES	$9	$9	$24	$23
MP	4	4	8	12
SV	15	—	36	—
Aerials	3	6	15	36
Corporate	—	5	7	13
Total	$31	$24	$90	$84

	September 30, 2026	December 31, 2025
Identifiable assets
ES	$2,526	$2,523
MP	1,003	979
SV	4,362	—
Aerials	1,582	1,443
Corporate	823	1,194
Total	$10,296	$6,139

Sales between segments are generally priced to recover costs plus a reasonable markup for profit, which is eliminated in consolidation.

Geographic net sales information is presented below (in millions):

	Three Months Ended September 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$393	$197	$647	$570	$—	$1,807
Western Europe	—	103	—	87	—	190
Asia-Pacific	1	96	3	25	—	125
Rest of World (1)	6	38	7	27	(3)	75
Total (2)	$400	$434	$657	$709	$(3)	$2,197
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $1,713 million for the three months ended September 30, 2026 attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,246	$602	$1,724	$1,434	$—	$5,006
Western Europe	—	311	—	275	—	586
Asia-Pacific	5	287	5	66	—	363
Rest of World (1)	16	117	15	76	(10)	214
Total (2)	$1,267	$1,317	$1,744	$1,851	$(10)	$6,169
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $4,718 million for the nine months ended September 30, 2026 attributable to the U.S., the Company’s country of domicile.

	Three Months Ended September 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$430	$179	$—	$387	$—	$996
Western Europe	—	105	—	92	—	197
Asia-Pacific	2	90	—	28	—	120
Rest of World (1)	3	43	—	30	(2)	74
Total (2)	$435	$417	$—	$537	$(2)	$1,387
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $929 million for the three months ended September 30, 2025 attributable to the U.S., the Company’s country of domicile.

	Nine Months Ended September 30, 2025
	ES	MP	SV	Aerials	Corporate and Other / Eliminations	Total
Net sales by region
North America	$1,252	$551	$—	$1,176	$2	$2,981
Western Europe	—	328	—	246	—	574
Asia-Pacific	4	246	—	82	—	332
Rest of World (1)	8	128	—	90	(10)	216
Total (2)	$1,264	$1,253	$—	$1,594	$(8)	$4,103
(1) Includes intercompany sales and eliminations.
(2)     Total sales for all segments in the aggregate include $2,737 million for the nine months ended September 30, 2025 attributable to the U.S., the Company’s country of domicile.

The Company attributes sales to unaffiliated customers in different geographical areas based on the location of the customer.

NOTE C – INCOME TAXES

During the three months ended September 30, 2026, the Company recognized income tax expense of $21 million on pretax income of $135 million, an effective tax rate of 15.6%, as compared to income tax expense of $29 million on pretax income of $94 million, an effective tax rate of 31.4%, for the three months ended September 30, 2025. The lower effective tax rate for the three months ended September 30, 2026 when compared with the three months ended September 30, 2025 is primarily due to an increase in favorable discrete items.

During the nine months ended September 30, 2026, the Company recognized income tax expense of $16 million on pretax income of $147 million, an effective tax rate of 11.0%, as compared to income tax expense of $51 million on pretax income of $209 million, an effective tax rate of 24.5%, for the nine months ended September 30, 2025. The lower effective tax rate for the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025 is primarily due to an increase in favorable discrete items.

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

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) (H.R.1) was signed into law by the President of the United States. The OBBBA contains significant provisions impacting corporate taxation in the U.S. with multiple effective dates. Among the changes that were effective in 2025 were modifications to capitalization of domestic research and development costs, accelerated depreciation of fixed assets and other qualifying property, as well as limitations on deductions for interest expense. Changes effective in 2026 include, among others, modifications to certain international tax provisions. The impacts of OBBBA are reflected in our results for the three and nine months ended September 30, 2026. There was no material effect on our income tax expense or effective tax rate.

NOTE D – ACQUISITIONS AND HELD FOR SALE

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

February 2, 2026
Cash acquired	$81
Receivables, net	183
Inventories, net	615
Prepaid and other current assets	71
Property, plant & equipment, net	203
Goodwill	1,428
Identified intangibles subject to amortization	1,266
Identified indefinite-lived intangibles	786
Other assets	43
Total assets acquired	$4,676

Trade accounts payable	193
Short-term customer advances	176
Other current liabilities	184
Long-term deferred tax liabilities	484
Long-term customer advances	183
Other non-current liabilities	72
Total liabilities assumed	$1,292
Net assets acquired	$3,384

As a result of the Company's continued evaluation of facts and circumstances that existed as of the acquisition date, preliminary purchase accounting estimates made in the prior period were revised during the quarter ended September 30, 2026. These measurement period adjustments resulted in a decrease of approximately $4 million to inventories, and a $63 million increase to identifiable intangible assets with a corresponding increase to long-term deferred tax liabilities of $14 million. These adjustments, among others, resulted in a corresponding decrease of approximately $42 million to goodwill. The income statement impact of all measurement period adjustments was recognized in current period income, within Amortization expense or Cost of goods sold, as applicable. These updates would not have had a material impact on the Company’s results of operations for the three months ended March 31, 2026 and the three and six months ended June 30, 2026, had the measurement period adjustments been known at that time.

Goodwill of $1,428 million resulting from the merger was assigned to the newly created SV segment. Goodwill consists of intangible assets that do not qualify for separate recognition which include assembled workforce and expected synergies from the business combination. The Company will finalize the allocation of goodwill to the SV segment’s reporting units during the measurement period as additional information becomes available.

The following table summarizes the preliminary determination of the fair values of identifiable indefinite and finite-lived intangible assets acquired (in millions):

	Weighted Average Life (in years)	Gross Carrying Amount
Indefinite-lived intangible assets:
Trade names	N/A	$786
Finite-lived intangible assets:
Backlog	2	232
Trade names	20	17
Customer relationships	15	830
Non-competition agreements	3	19
Technology	12	168
Total Indefinite and Finite-lived intangible assets		$2,052

Acquisition-Related Expenses

The Company has incurred transaction costs directly related to the REV Transaction of $1 million and $19 million for the three and nine months ended September 30, 2026, which are recorded in Selling, general and administrative expenses in the Company’s Condensed Consolidated Statements of Income and Comprehensive Income.

Unaudited Actual and Pro Forma Information

The Company’s consolidated Net sales and Net income attributable to Terex Corporation for the three months ended September 30, 2026 include $657 million and $39 million, respectively, related to the REV business. For the period from February 2, 2026 through September 30, 2026, the Company’s consolidated Net sales and Net income attributable to Terex Corporation include $1,744 million and $17 million, respectively, related to the REV business.

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

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$2,197	$2,017	$6,359	$5,981
Net income	112	68	247	20
Basic earnings per share	0.99	0.60	2.18	0.18
Diluted earnings per share	0.98	0.59	2.16	0.17

Held for Sale

In connection with a strategic review of the product portfolio, the Company was pursuing the sale of certain assets and liabilities of Capacity of Texas, Inc. (“Capacity”) and Mobile Products, Inc. (“LayMor”), two businesses within the Specialty Vehicles segment. The assets and liabilities to be divested in connection with this transaction met the held for sale criteria as of September 30, 2026. The carrying value of the assets and liabilities held for sale was greater than the estimated sales proceeds, less expected costs to sell, resulting in a non-cash loss of $17 million. As part of contract negotiations the Company also agreed to indemnify the buyer for certain items which increased the total loss by $3 million. The total loss of $20 million is included in Selling, general and administrative expenses in the Unaudited Condensed Consolidated Statements of Income and Comprehensive Income for the three months ended September 30, 2026.

As of September 30, 2026, assets and liabilities held for sale were included in Prepaid and other current assets and Other current liabilities, respectively, in the Unaudited Condensed Consolidated Balance Sheet. Assets and liabilities held for sale consisted of the following balances:

September 30, 2026
ASSETS
Receivables, net	$21
Inventories, net	37
Property, plant & equipment, net	3
Goodwill	3
Intangible assets, net	6
Loss on assets held for sale	(17)
Total assets held for sale	$53

LIABILITIES
Trade accounts payable	$17
Accrued warranty	2
Other liabilities	1
Total liabilities held for sale	$20

The Company completed the sale of Capacity and LayMor on October 23, 2026. Refer to Note L, Subsequent Events, for further details.

NOTE E – EARNINGS PER SHARE

(in millions, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from continuing operations	$114	$65	$131	$158
Income from discontinued operations – net of tax	$—	$—	$4	$—
Net income	$114	$65	$135	$158
Basic:
Weighted average shares outstanding	113.3	65.6	107.5	65.9
Earnings per share – basic:
Income from continuing operations	$1.01	$0.99	$1.22	$2.40
Income from discontinued operations – net of tax	—	—	0.04	—
Earnings per share	$1.01	$0.99	$1.26	$2.40
Diluted:
Basic weighted average shares outstanding	113.3	65.6	107.5	65.9
Effect of dilutive restricted stock	0.7	0.6	0.8	0.5
Diluted weighted average shares outstanding	114.0	66.2	108.3	66.4
Earnings per share – diluted:
Income from continuing operations	$1.00	$0.98	$1.21	$2.38
Income from discontinued operations – net of tax	—	—	0.04	—
Earnings per share	$1.00	$0.98	$1.25	$2.38

Non-vested restricted stock awards and restricted stock units (“Restricted Stock”) granted by the Company are treated as potential common shares outstanding in computing diluted earnings per share using the treasury stock method. Weighted average Restricted Stock of approximately 0.4 million and 0.1 million were outstanding during the three months ended September 30, 2026 and 2025, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance. Weighted average Restricted Stock of approximately 0.3 million and 0.3 million were outstanding during the nine months ended September 30, 2026 and 2025, respectively, but were not included in the computation of diluted shares as the effect would be anti-dilutive or performance targets were not expected to be achieved for awards contingent upon performance.

NOTE F – INVENTORIES

Inventories consist of the following (in millions):

	September 30, 2026	December 31, 2025
Finished equipment	$370	$373
Replacement parts	208	190
Work-in-process	364	107
Raw materials, chassis, and supplies	689	439
Inventories	$1,631	$1,109

Inventory reserves were $81 million and $68 million at September 30, 2026 and December 31, 2025, respectively.

NOTE G – PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment – net consist of the following (in millions):

	September 30, 2026	December 31, 2025
Property - Land and land improvements	$123	$93
Plant - Building and building improvements	466	374
Equipment	814	666
Leasehold improvements	67	63
Construction in progress	78	79
Property, plant and equipment – gross	1,548	1,275
Less: Accumulated depreciation	(582)	(515)
Property, plant and equipment – net	$966	$760

Depreciation expense was $26 million and $18 million for the three months ended September 30, 2026 and 2025, respectively, and $73 million and $50 million for the nine months ended September 30, 2026 and 2025, respectively.

NOTE H – GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill by business segment is as follows (in millions):

	September 30, 2026			December 31, 2025
	Goodwill, Gross	Accumulated Impairment	Goodwill, Net	Goodwill, Gross	Accumulated Impairment	Goodwill, Net
ES	$796	$—	$796	$796	$—	$796
MP	214	(23)	191	217	(23)	194
SV	1,425	—	1,425	—	—	—
Aerials	140	(39)	101	140	(39)	101
Total	$2,575	$(62)	$2,513	$1,153	$(62)	$1,091

An analysis of changes in the Company’s net carrying value of goodwill by business segment is as follows (in millions):

	ES	MP	SV	Aerials	Total
Balance at December 31, 2025, net	$796	$194	$—	$101	$1,091
Acquisitions	—	—	1,428	—	1,428
Reclass to held-for-sale	—	—	(3)	—	(3)
Foreign exchange effect and other	—	(3)	—	—	(3)
Balance at September 30, 2026, net	$796	$191	$1,425	$101	$2,513

Intangible assets, net were comprised of the following (in millions):

	September 30, 2026			December 31, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Finite-lived intangible assets:
Technology	$320	$(41)	$279	$153	$(19)	$134
Customer relationships	1,683	(151)	1,532	860	(103)	757
Trade names	169	(31)	138	153	(21)	132
Land use rights	4	(1)	3	4	(1)	3
Backlog	232	(84)	148	—	—	—
Non-competition agreement	19	(5)	14	—	—	—
Other	18	(17)	1	17	(16)	1
Total finite-lived intangible assets	$2,445	$(330)	$2,115	$1,187	$(160)	$1,027
Indefinite-lived trade names	786	—	786	—	—	—
Total intangible assets	$3,231	$(330)	$2,901	$1,187	$(160)	$1,027

Aggregate intangible asset amortization expense, which is recognized based upon the pattern in which the economic benefits of the related intangible assets are consumed or, for certain intangibles, on a straight-line basis, was $62 million and $20 million for the three months ended September 30, 2026 and 2025, respectively, of which $9 million and $3 million, respectively, was recorded in Cost of goods sold in the Condensed Consolidated Statements of Income and Comprehensive Income.

Aggregate intangible asset amortization expense was $172 million and $61 million for the nine months ended September 30, 2026 and 2025, respectively, of which $24 million and $9 million, respectively, was recorded in Cost of goods sold in the Condensed Consolidated Statements of Income and Comprehensive Income.

Estimated aggregate intangible asset amortization expense for each of the next five years is as follows (in millions):

2026 (remaining three months)	$61
2027	255
2028	239
2029	220
2030	203

NOTE I – LONG-TERM OBLIGATIONS

Long-term debt is summarized as follows (in millions):

	September 30, 2026	December 31, 2025
5% Senior Notes due May 15, 2029, net of unamortized debt issuance costs of $2 million and $3 million at September 30, 2026 and December 31, 2025, respectively	$598	$597
6.25% Senior Notes due October 15, 2032, net of unamortized debt issuance costs of $13 million and $15 million at September 30, 2026 and December 31, 2025, respectively	737	735
Credit Agreement – term debt due October 8, 2031 (“New Term Facility”, as defined below), net of unamortized debt issuance costs of $15 million and $17 million at September 30, 2026 and December 31, 2025, respectively; and unamortized original issue discount of $4 million and $5 million at September 30, 2026 and December 31, 2025, respectively	1,212	1,218
Credit Agreement - revolving line of credit expires on October 8, 2029	—	—
Secured borrowings	20	21
Finance lease obligations	11	11
Other	—	2
Total debt	2,578	2,584
Less: Current portion of long-term debt	(24)	(6)
Long-term debt, less current portion	$2,554	$2,578

Credit Agreement

On October 8, 2024, the Company entered into an Incremental Assumption Agreement, Borrowing Subsidiary Agreement and Amendment No. 2 to its Amended and Restated Credit Agreement dated April 1, 2021 (as amended, restated, supplemented or otherwise modified from time to time, the “Credit Agreement”) with certain of the Company’s subsidiaries, the lenders and issuing banks party thereto and UBS AG as successor administrative agent and successor collateral agent. The amendment increased the Company’s existing revolving credit facilities (the “Revolver”) to $800 million and extended the maturity of the Company’s existing revolving credit facilities to expire on October 8, 2029 (the “New Revolving Credit Facilities”) and provided for a new seven-year term loan facility in an aggregate principal amount of $1,250 million with a maturity date of October 8, 2031 (the “New Term Facility”, together with the New Revolving Credit Facilities, the “New Credit Facilities”). In addition, the amendment increased the size of the letter of credit facility, provides for the issuance of letters of credit (the “L/C Facility”) of up to $500 million (the utilization of which would decrease availability under the New Revolving Credit Facilities) and permits the Company to have additional secured facilities for the issuance of letters of credit outside of the Amended Credit Agreement (the “Additional L/C Facility”) of up to $400 million (the utilization of which would not decrease availability under the New Revolving Credit Facilities). The aggregate amount of letters of credit which the Company may issue under the L/C Facility and the Additional L/C Facility may not at any time exceed $500 million, of which up to $400 million may be issued under the Additional L/C Facility. Borrowings under the New Term Facility initially bear interest at a per annum rate equal to Term SOFR, plus 2.00% subject to a stepdown of 0.25% based on achieving and maintaining a first lien net leverage ratio equal to or less than 0.50x. On August 12, 2025, the borrowing rate of the New Term Facility was amended by a Refinancing Facility Agreement and additional amendment to the Credit Agreement (the “Amended Credit Agreement”), that lowered the Company’s U.S. Dollar denominated term loans to bear interest at a rate of SOFR plus 1.75%, and reduced the spread on the revolving credit facilities by 12.5 to 25 basis points. The Company’s obligations under the Credit Agreement are guaranteed by its material domestic subsidiaries and secured by substantially all domestic assets of the Company and such subsidiaries, as well as certain equity interests in material foreign subsidiaries, in each case subject to certain exceptions.

The Amended Credit Agreement contains customary representations and warranties, negative and affirmative covenants and default provisions. The covenants limit, in certain circumstances, the Company’s ability to take a variety of actions, including, but not limited to: incurring or guaranteeing additional indebtedness or issuing preferred equity; creating or maintaining liens; making investments; paying dividends or making other restricted payments; consolidating or merging or transferring all or substantially all of the Company’s assets and the assets of the Company’s subsidiaries; transferring or selling assets, including stock of the Company’s subsidiaries; and redeeming debt. In particular, the New Revolving Credit Facilities require the Company to maintain a first lien net leverage ratio of not more than 3.00x, which will be tested only if more than 30% of the total revolving credit commitments extended under the New Revolving Credit Facilities are utilized as of the last day of any fiscal quarter, subject to certain exclusions. The New Term Facility does not have the benefit of, or have any rights with respect to, the financial maintenance covenant. The Amended Credit Agreement provides for customary events of default which include, among other things, (subject in certain cases to customary grace and cure periods) defaults based on (i) the failure to make payments under the Indenture when due, (ii) breach of covenants, (iii) the occurrence of a default under other material indebtedness, (iv) a change of control, (v) bankruptcy events and (vi) material judgments. The Company was in compliance with all covenants contained in the Amended Credit Agreement as of September 30, 2026.

The Company obtains letters of credit that generally serve as collateral for certain liabilities included in the Condensed Consolidated Balance Sheets and guarantee the Company’s performance under contracts. Letters of credit can be issued under two facilities provided in the Amended Credit Agreement and via bilateral arrangements outside the Amended Credit Agreement.

The Company also has bilateral arrangements to issue letters of credit with various other financial institutions (the “Bilateral Arrangements”). The Bilateral Arrangements are not secured under the Amended Credit Agreement and do not decrease availability under the Revolver.

Letters of credit outstanding (in millions):

	September 30, 2026	December 31, 2025
$500 Million Facility	$—	$—
$400 Million Facility	149	45
Bilateral Arrangements	7	5
Total	$156	$50

5% Senior Notes

In April 2021, the Company sold and issued $600 million aggregate principal amount of Senior Notes Due 2029 (“5% Notes”) at par in a private offering. The proceeds from the 5% Notes, together with cash on hand, were used: (i) to fund redemption and discharge of 5-5/8% Senior Notes and (ii) to pay related premiums, fees, discounts and expenses. The 5% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. The Company may redeem the 5% Notes in whole or in part, on or after May 15, 2024, at the redemption prices set forth in an indenture dated as of April 1, 2021.

6.25% Senior Notes

On October 8, 2024, the Company sold and issued $750 million aggregate principal amount of Senior Notes Due 2032 (“6.25% Notes”) at par in a private offering. The proceeds from the 6.25% Notes, together with new term loan borrowings under the New Term Facility and cash on hand, were used to consummate the Company’s acquisition of ESG, and to pay the related fees, costs, and expenses. The 6.25% Notes are jointly and severally guaranteed by certain of the Company’s domestic subsidiaries. The proceeds from the offering are presented in Long-term debt in the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025.

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

Secured Borrowings

In October 2023, the Company entered into a Framework Agreement to transfer value added tax (“VAT”) receivables to a financial institution in exchange for cash in advance. This arrangement was accounted for as a secured borrowing with a pledge of collateral for the cash proceeds received as the transfer does not meet the criteria for sale accounting. As a result, the VAT receivables pledged as collateral remain in receivables and a liability of $20 million and $21 million is presented in Current portion of long-term debt in the Condensed Consolidated Balance Sheets as of September 30, 2026 and in Long-term debt in the Consolidated Balance Sheet as of December 31, 2025, respectively. The short term debt classification as of September 30, 2026 is based on estimated timing of VAT refund from the Italian government which is expected to occur within 12 months.

Fair Value of Debt

The Company estimates the fair value of its debt set forth below as of September 30, 2026, as follows (in millions, except for quotes):

	Book Value	Quote	Fair Value
5% Notes	$600	0.96625	$580
6.25% Notes	750	0.97125	728
New Term Facility (net of discount)	1,227	1.00000	1,227

The fair value of debt reported in the table above is based on adjusted price quotations on the debt instruments in an inactive market. The Company believes that the carrying value of its other borrowings, including amounts outstanding, if any, for the revolving credit line under the Credit Agreement, approximates fair market value based on maturities for debt of similar terms. Fair values of debt reported in the table above are categorized under Level 2 of the ASC 820 hierarchy. See Note A – “Basis of Presentation” for an explanation of ASC 820 hierarchy.

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

Performance, Bid and Specialty Bonds

The Company is contingently liable under bid, performance and specialty bonds issued by the Company’s surety company. The balance of outstanding performance, bid and specialty bonds was $619 million and $35 million at September 30, 2026 and December 31, 2025, respectively. The September 30, 2026 balance primarily relates to REV. Losses incurred related to these arrangements have not been significant.

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

The maximum exposure determined for credit guarantees outstanding was $52 million as of September 30, 2026 and $53 million as of December 31, 2025. Terms of these guarantees coincide with the financing arranged by the customer and generally do not exceed five years. The allowance for credit losses on credit guarantees was $6 million at September 30, 2026 and $5 million at December 31, 2025.

Certain businesses within the SV segment have repurchase agreements with certain lending institutions. The repurchase commitments are on an individual unit basis with a term from the date it is financed by the lending institution through the payment date by the dealer or other customer, generally not exceeding two years. The Company also repurchases inventory from dealers from time to time due to state law or regulatory requirements that require manufacturers to repurchase inventory if a dealership exits the business. The Company’s maximum contingent liability under such agreements was $460 million as of September 30, 2026, which represents the gross value of all vehicles under repurchase agreements. Such agreements are customary in the industries in which the Company operates and the Company’s exposure to loss under such agreements is limited by the resale value of the units which are required to be repurchased. Losses incurred under such arrangements have not been significant. The reserve for losses included in other liabilities on contracts outstanding was $2 million as of September 30, 2026.

There can be no assurance that historical experience in used equipment markets will be indicative of future results. The Company’s ability to recover losses experienced from its guarantees and repurchase agreements may be affected by economic conditions in used equipment markets at the time of loss.

Customer Owned Chassis

In certain businesses, the Company’s customers may provide their own vehicle chassis, at their sole discretion, in connection with specific vehicle orders. These vehicle chassis are stored at the Company’s various production facilities until the related value-added work is completed and the finished unit is shipped back to the customer. The customer does not transfer the vehicle chassis certificate of origin to the Company. Accordingly, such chassis are not owned by the Company when delivered or throughout the production process, and are, therefore, excluded from the Company’s inventory. The Company’s maximum contingent liability related to these vehicle chassis was $244 million as of September 30, 2026. Losses incurred related to these arrangements have not been significant; accordingly, no reserve has been recorded.

Tariffs

In February 2026, the U.S. Supreme Court issued a ruling invalidating tariffs previously imposed under the International Emergency Economic Powers Act (“IEEPA”). As a result of this ruling, the U.S. Court of International Trade issued an order directing the U.S. Customs and Border Protection (“CBP”) agency to begin formalizing a process for refunds. The CBP launched an online portal that can be used to submit IEEPA tariff refund requests. All requests, including the Company’s submitted claims, will be reviewed by the CBP to determine validity prior to the issuance of any refunds.

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

During the three and nine months ended September 30, 2026, the Company recognized benefits of $14 million and $40 million, respectively, for IEEPA tariff refunds received and realized during those periods. The Company will continue to monitor developments related to the refund process and assess their potential impact on its financial statements.

NOTE K – STOCKHOLDERS’ EQUITY

Changes in Accumulated Other Comprehensive Income (Loss)

The table below presents changes in AOCI by component for the three and nine months ended September 30, 2026 and 2025. All amounts are net of tax (in millions).

	Three Months Ended September 30, 2026					Three Months Ended September 30, 2025
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(194)	$(30)	$(2)	$(51)	$(277)	$(180)	$(41)	$(2)	$(53)	$(276)
Other comprehensive (loss) income before reclassifications	(2)	4	(1)	—	1	(13)	3	—	1	(9)
Amounts reclassified from AOCI	—	—	—	—	—	—	—	—	1	1
Net other comprehensive (loss) income	(2)	4	(1)	—	1	(13)	3	—	2	(8)
Ending balance	$(196)	$(26)	$(3)	$(51)	$(276)	$(193)	$(38)	$(2)	$(51)	$(284)

	Nine Months Ended September 30, 2026					Nine Months Ended September 30, 2025
	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total	CTA	Derivative Hedging Adj.	Debt & Equity Securities Adj.	Pension Liability Adj.	Total
Beginning balance	$(172)	$(37)	$(2)	$(54)	$(265)	$(338)	$7	$(3)	$(48)	$(382)
Other comprehensive (loss) income before reclassifications	(24)	11	(1)	1	(13)	145	(47)	1	(5)	94
Amounts reclassified from AOCI	—	—	—	2	2	—	2	—	2	4
Net other comprehensive (loss) income	(24)	11	(1)	3	(11)	145	(45)	1	(3)	98
Ending balance	$(196)	$(26)	$(3)	$(51)	$(276)	$(193)	$(38)	$(2)	$(51)	$(284)
Common Stock in Treasury

The Company values treasury stock on a cost basis. As of September 30, 2026, the Company held 22 million shares of common stock in treasury totaling $812 million, which include 0.7 million shares held in a trust for the benefit of the Company’s deferred compensation plan totaling $24 million.

Stock-Based Compensation

During the nine months ended September 30, 2026, the Company awarded 2 million shares of Restricted Stock to its employees with a weighted average fair value of $60.12 per share. Approximately 84% of these awards are time-based and vest ratably on each of the first three anniversary dates of the grants. Approximately 11% cliff vest at the end of a three-year period and are subject to performance targets that may or may not be met and for which the performance period has not yet been completed. Approximately 5% cliff vest and are based on performance targets containing a market condition determined over a three-year period. Included within these amounts were approximately 1 million shares of replacement Restricted Stock awards issued to former REV employees in connection with the REV Transaction. Additionally, during the nine months ended September 30, 2026, the acceleration of certain awards related to the REV Transaction contributed incremental stock compensation expense of $25 million.

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

Nine Months Ended September 30	Total Number of Shares Repurchased	Amount of Shares Repurchased (in millions)
2026	1,202,425	$74
2025	1,360,706	$53

The amounts presented in the table above exclude 44,598 and 64,134 shares of common stock purchased during the nine months ended September 30, 2026 and 2025, respectively, to satisfy requirements under the Company’s deferred compensation obligations to employees and non-employees.

Dividends

The table below presents the per share dividends declared by Terex’s Board and paid to the Company’s stockholders:

Year	First Quarter	Second Quarter	Third Quarter
2026	$0.17	$0.17	$0.17
2025	$0.17	$0.17	$0.17

In October 2026, the Board declared a dividend of $0.17 per share, which will be paid on December 18, 2026 to the Company’s stockholders of record as of November 9, 2026.

NOTE L – SUBSEQUENT EVENTS

On October 23, 2026, the Company completed the sale of the Capacity and LayMor businesses to Right Lane Industries for total consideration of approximately $33 million, pursuant to the terms of the related purchase agreement. Capacity and LayMor were previously reported within the SV segment. During the three and nine months ended September 30, 2026, the Company recognized a non-cash loss of $20 million to adjust the carrying value of the assets and liabilities of these businesses that were classified as held for sale as of September 30, 2026 to their fair value. The Company will recognize any adjustments to this non-cash loss in the fourth quarter 2026.

In October 2026, the Board authorized additional repurchases of up to $500 million of the Company’s outstanding shares of common stock. This authorization is in addition to the Company’s existing share repurchase programs of $150 million each, authorized in December 2022 and July 2025.

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

Overview

During the third quarter of 2026, the Company remained focused on executing its operating plan, integrating the legacy Terex and REV organizations, and deploying the Terex Operating System (“TOS”) across the enterprise to improve operational execution, reduce fixed costs, and drive productivity. The REV Transaction, which closed in the first quarter of 2026, significantly expanded our portfolio of specialty equipment businesses and strengthened our position in resilient, high-demand markets with attractive long-term growth potential. The operating results of REV are included in the newly created SV segment. We remain focused on realizing synergies, improving operational consistency, and leveraging the combined scale of the Company. See Note D - “Acquisitions and Held for Sale” in our Notes to Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Terex delivered solid results in the third quarter of 2026. Net sales for the three months ended September 30, 2026 were $2,197 million including $657 million generated by SV, compared to total Net sales of $1,387 million in the same period in the prior year. Adjusted operating profit for the three months ended September 30, 2026 was $260 million including $99 million generated by SV, compared to Adjusted operating profit of $168 million in the same period in 2025. Adjusted EBITDA for the three months ended September 30, 2026 was $286 million including adjusted EBITDA generated by SV of $105 million, compared to Adjusted EBITDA of $186 million in the same period in 2025. Additional information regarding segment specific results is provided in the “Results of Operations” section below. The Company’s free cash flow for the three months ended September 30, 2026 was $209 million compared to $130 million in the same period in 2025, reflecting higher profitability excluding the impact of purchase accounting for the three months ended September 30, 2026. Backlog as of September 30, 2026 was $7.0 billion, providing solid forward visibility.

North America remained our largest market, representing approximately 81% of total sales during the third quarter of 2026 and reflecting our deliberate shift toward more U.S.-based, resilient and predictable sectors. We continue to execute our capital allocation strategy by generating additional operating cash through improved net working capital management and returning value to shareholders through dividends and opportunistic share repurchases. Net working capital as a percentage of trailing three month annualized net sales was 15.0% as of September 30, 2026 compared to 23.2% from the same period in the prior year. We maintained ample liquidity with approximately $1,207 million available as of September 30, 2026. See “Liquidity and Capital Resources” for a detailed description of liquidity and working capital levels, including the primary factors affecting such levels, as well as a reconciliation of net cash provided by operating activities to free cash flow.

Our key end markets remain resilient, supported by consistent replacement and aftermarket demand. In waste and recycling, long-term demand is supported by fleet replacement, innovation and demographic trends, although certain customers continue to manage capital spending and absorb recently delivered fleets. We expect utility market demand to remain supported by long-term investment in the U.S. electrical grid, including transmission expansion and future data-center-related growth. Demand for fire and emergency vehicles remains stable, supported by municipal budgets and replacement demand. In Aerials and MP, infrastructure activity remains robust, supported by government funding and a growing pipeline of mega projects that we expect to continue to provide a tailwind.

We continue to identify opportunities to improve operating performance across the portfolio by advancing the integration process, deploying TOS, investing in productivity-enhancing technology and leveraging our broader portfolio and scale to better serve customers.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2026 Compared with Three Months Ended September 30, 2025

Consolidated

	Three Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$2,197	—	$1,387	—	58.4%
Gross profit	435	19.8%	299	21.6%	45.5%
Selling, general and administrative expenses	199	9.1%	142	10.2%	40.1%
Amortization of purchased intangibles	53	2.4%	17	1.2%	211.8%
Operating profit	183	8.3%	140	10.1%	30.7%
Interest expense, net of interest income	44	2.0%	42	3.0%	4.8%
Income taxes	(21)	(1.0)%	(29)	(2.1)%	(27.6)%
Net income	114	5.2%	65	4.7%	75.4%

Adjusted operating profit	260	11.9%	168	12.1%	54.8%
Adjusted EBITDA	286	13.0%	186	13.4%	53.8%

Net Sales
Net sales for the three months ended September 30, 2026 increased $810 million when compared to the same period in 2025, including sales generated from SV of $657 million. Excluding the impact of SV, and the impact of $27 million of sales in the prior year period from the Company’s tower and rough terrain cranes businesses which were sold on October 31, 2025, the increase in Net sales of $180 million was primarily due to higher sales in Aerials, MP and utilities products in ES, partially offset by lower shipment of refuse collection vehicles in ES.

Gross Profit
Gross profit for the three months ended September 30, 2026 increased $136 million when compared to the same period in 2025, primarily driven by the gross profit contribution of $128 million from SV. Excluding the impact of SV, the increase in gross profit of $8 million was primarily due to higher shipment volumes, favorable mix, price cost discipline and higher production volumes in MP. These favorable impacts were partially offset by an unfavorable mix in Aerials, inefficiencies related to a production ramp up in Utilities, under-absorption associated with lower refuse collection vehicle production volume within ES, inflationary pressures in both ES and Aerials, and tariff pressures in Aerials.

Selling, general, and administrative expense
Selling, general and administrative expenses for the three months ended September 30, 2026 increased $57 million when compared to the same period in 2025, driven by the SG&A contribution of $50 million from SV. Excluding the impact of SV, the increase in selling, general, and administrative expense of $7 million was primarily due to loss on held-for-sale business, deal related costs and higher compensation costs primarily driven by the inclusion of REV corporate activities. These increases were partially offset by the one-time release of a contingent liability in ES, and lower costs within MP due to the absence of the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results.

Amortization of purchased intangibles
Amortization of purchased intangibles for the three months ended September 30, 2026 increased $36 million when compared to the same period in 2025, which was directly related to the additional amortization expense from purchased intangibles resulting from the REV Transaction.

Operating profit
Operating profit for the three months ended September 30, 2026 increased $43 million when compared to the same period in 2025, primarily driven by the operating profit contribution of $43 million from SV. Excluding the impact of SV, operating profit was flat year over year, primarily due to the factors detailed above.

Interest expense, net of interest income
Interest expense, net of interest income, for the three months ended September 30, 2026 and 2025 was $44 million and $42 million, respectively. The increase in expense is primarily due to interest accrued on customer deposits which primarily relate to the SV segment.

Provision for income taxes
Income tax expense for the three months ended September 30, 2026 was $21 million on pretax income of $135 million, resulting in an effective tax rate of 15.6%, as compared to income tax expense of $29 million on pretax income of $94 million, resulting in an effective tax rate of 31.4%, for the three months ended September 30, 2025. The lower effective tax rate for the three months ended September 30, 2026 when compared with the three months ended September 30, 2025 is primarily due to an increase in favorable discrete items.

Net income
Net income for the three months ended September 30, 2026 was $114 million compared to Net income of $65 million in the same period in 2025. The increase in Net income of $49 million was primarily due to the factors detailed above.

Adjusted operating profit
Adjusted operating profit for the three months ended September 30, 2026 increased $92 million when compared to the same period in 2025, primarily due to the Adjusted operating profit generated by SV of $99 million. Excluding the impact of SV, Adjusted operating profit decreased by $7 million, primarily due to the factors detailed above, excluding a one-time release of a contingent liability in ES and deal related costs.

Adjusted EBITDA
Adjusted EBITDA for the three months ended September 30, 2026 increased $100 million when compared to the same period in 2025, primarily due to Adjusted EBITDA generated by SV of $105 million. Excluding the impact of SV, Adjusted EBITDA decreased by $5 million, driven by a decrease in ES and Corporate, partially offset by increases in MP and Aerials, the latter of which was primarily related to higher production volume and cost out actions.
Environmental Solutions

	Three Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$400	—	$435	—	(8.0)%
Adjusted EBITDA	$61	15.3%	$83	19.2%	(26.5)%

Net sales for the three months ended September 30, 2026 decreased $35 million when compared to the same period in 2025, primarily due to lower shipments of refuse collection vehicles, partially offset by higher utilities product sales.

Adjusted EBITDA for the three months ended September 30, 2026 decreased $22 million when compared to the same period in 2025, primarily due to unfavorable mix, inefficiencies related to a production ramp up in Utilities, under-absorption associated with lower refuse collection vehicle production volume and inflationary pressures.

Materials Processing

	Three Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$434	—	$417	—	4.1%
Adjusted EBITDA	$84	19.3%	$56	13.5%	50.0%

Net sales for the three months ended September 30, 2026 increased $17 million when compared to the same period in 2025. Excluding the sales impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results, net sales increased $44 million. The improvement was primarily driven by increased shipments across most product categories, with the largest increase coming from Aggregates in North America.

Adjusted EBITDA for the three months ended September 30, 2026 increased $28 million when compared to the same period in 2025, primarily due to higher shipment volume, favorable mix, price cost discipline, and improved absorption driven by higher production volumes. The adjusted EBITDA impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior period results, was $2 million.

Specialty Vehicles

	Three Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$657	—	$—	—	*
Adjusted EBITDA	$105	16.0%	$—	*	*
* Not a meaningful percentage

Net sales and Adjusted EBITDA represent the results of operations of REV from the REV Transaction for the three months ended September 30, 2026. See Note D - “Acquisitions and Held for Sale” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Aerials

	Three Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$709	—	$537	—	32.0%
Adjusted EBITDA	$62	8.7%	$56	10.5%	10.7%

Net sales for the three months ended September 30, 2026 increased $172 million when compared to the same period in 2025, primarily due to higher shipment volume resulting from strong demand from national customers and increased customer capital spending on large projects.

Adjusted EBITDA for the three months ended September 30, 2026 increased $6 million when compared to the same period in 2025, primarily due to higher sales and cost out actions, partially offset by unfavorable customer mix, inflationary and tariff pressures.

Corporate and Other / Eliminations

	Three Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(3)	—	$(2)	—	(50.0)%
Adjusted EBITDA	$(26)	*	$(9)	*	(188.9)%

* Not a meaningful percentage

Adjusted EBITDA for the three months ended September 30, 2026 decreased $17 million when compared to the same period in 2025. The decrease is primarily due to higher compensation costs primarily driven by the inclusion of REV corporate activities and professional fees.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 2026 Compared with Nine Months Ended September 30, 2025

Consolidated

	Nine Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$6,169	—	$4,103	—	50.4%
Gross profit	1,086	17.6%	855	20.8%	27.0%
Selling, general and administrative expenses	650	10.5%	465	11.3%	39.8%
Amortization of purchased intangibles	148	2.4%	52	1.3%	184.6%
Operating profit	288	4.7%	338	8.2%	(14.8)%
Interest expense, net of interest income	133	2.2%	125	3.0%	6.4%
Income taxes	(16)	(0.3)%	(51)	(1.2)%	(68.6)%
Net income	135	2.2%	158	3.9%	(14.6)%

Adjusted operating profit	655	10.6%	443	10.8%	47.9%
Adjusted EBITDA	727	11.8%	495	12.1%	46.9%
* Not a meaningful percentage

Net Sales
Net sales for the nine months ended September 30, 2026 increased $2,066 million when compared to the same period in 2025, including sales generated from SV of $1,744 million. Excluding the impact of SV, and the impact of $91 million of sales in the prior year period from the Company’s tower and rough terrain cranes businesses which were sold on October 31, 2025, the increase in Net sales was primarily due to higher sales in Aerials, utilities products in ES and MP, as well as favorable foreign exchange rate movements, partially offset by lower sales of refuse collection vehicles in ES.

Gross Profit
Gross profit for the nine months ended September 30, 2026 increased $231 million when compared to the same period in 2025, primarily driven by the gross profit contribution of $233 million from SV. Excluding the impact of SV, the decrease in gross profit of $2 million was primarily due to unfavorable mix in ES and Aerials, inefficiencies related to a production ramp up in Utilities, under-absorption associated with lower refuse collection vehicle volume within ES, and higher tariff costs and inflationary pressures in Aerials. These unfavorable impacts were partially offset by higher sales volume, favorable mix, and lower SG&A costs in MP.

Selling, general, and administrative expense
Selling, general and administrative expenses for the nine months ended September 30, 2026 increased $185 million when compared to the same period in 2025, driven by the SG&A contribution of $112 million from SV. Excluding the impact of SV, the increase in selling, general, and administrative expense of $73 million was primarily due to deal related costs, loss on held-for-sale business and higher compensation costs primarily driven by the inclusion of REV corporate activities. These increases were partially offset by the one-time release of a contingent liability in ES, and lower costs within MP due to the absence of the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results.

Amortization of purchased intangibles
Amortization of purchased intangibles for the nine months ended September 30, 2026 increased $96 million when compared to the same period in 2025, which was directly attributable to the additional amortization expense from purchased intangibles resulting from the REV Transaction.

Operating profit
Operating profit for the nine months ended September 30, 2026 was $288 million compared to Operating profit of $338 million in the same period in 2025. Excluding the operating profit generated by SV of $28 million, operating profit decreased $78 million, primarily due to the factors detailed above.

Interest expense, net of interest income
Interest expense, net of interest income, for the nine months ended September 30, 2026 and 2025 was $133 million and $125 million, respectively. The increase in expense is primarily due to interest accrued on customer deposits which primarily relate to the SV segment.

Provision for income taxes
Income tax expense for the nine months ended September 30, 2026 was $16 million on pretax income of $147 million, resulting in an effective tax rate of 11.0%, as compared to income tax expense of $51 million on pretax income of $209 million, resulting in an effective tax rate of 24.5%, for the nine months ended September 30, 2025. The lower effective tax rate for the nine months ended September 30, 2026 when compared with the nine months ended September 30, 2025 is primarily due to an increase in favorable discrete items.

Net income
Net income for the nine months ended September 30, 2026 was $135 million compared to Net income of $158 million in the same period in 2025. The decrease in Net income of $23 million was primarily due to the factors detailed above.

Adjusted operating profit
Adjusted operating profit for the nine months ended September 30, 2026 increased $212 million when compared to the same period in 2025, primarily due to the Adjusted operating profit generated by SV of $246 million. Excluding the impact of SV, Adjusted operating profit decreased by $34 million, primarily due to the factors detailed above, excluding deal related costs, restructuring costs, and a one-time release of a contingent liability in ES.

Adjusted EBITDA
Adjusted EBITDA for the nine months ended September 30, 2026 increased $232 million when compared to the same period in 2025, primarily due to Adjusted EBITDA generated by SV of $262 million. Excluding the impact of SV, Adjusted EBITDA decreased by $30 million, driven by a decrease in ES, Aerials and Corporate, partially offset by an increase in MP as detailed below.

Environmental Solutions

	Nine Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,267	—	$1,264	—	0.2%
Adjusted EBITDA	$215	17.0%	$251	19.8%	(14.3)%

Net sales for the nine months ended September 30, 2026 increased $3 million when compared to the same period in 2025, primarily due to increased throughput and shipments of utilities products, partially offset by lower shipments of refuse collection vehicles.

Adjusted EBITDA for the nine months ended September 30, 2026 decreased $36 million when compared to the same period in 2025, primarily due to unfavorable mix, inefficiencies related to a production ramp up in Utilities, under-absorption associated with lower refuse collection vehicle volume and inflationary pressures.

Materials Processing

	Nine Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,317	—	$1,253	—	5.1%
Adjusted EBITDA	$234	17.8%	$162	12.9%	44.4%

Net sales for the nine months ended September 30, 2026 increased $64 million when compared to the same period in 2025. Excluding the sales impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior‑year period results, net sales increased $155 million. The increase was primarily driven by higher shipment volume across all product categories, with the largest increase coming from Aggregates in North America, and favorable foreign exchange rate movements.

Adjusted EBITDA for the nine months ended September 30, 2026 increased $72 million when compared to the same period in 2025, primarily due to higher sales volume, favorable mix, improved absorption driven by higher production volumes, and lower SG&A costs driven by the sale of the Company’s tower and rough terrain cranes businesses, partially offset by inflationary pressures. The adjusted EBITDA impact from the Company’s tower and rough terrain crane businesses, which were sold on October 31, 2025 and are included in the prior period results, was $5 million.

Specialty Vehicles

	Nine Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,744	—	$—	—	*
Adjusted EBITDA	$262	15.0%	$—	*	*
* Not a meaningful percentage

Net sales and Adjusted EBITDA represent the results of operations of REV from the REV Transaction since February 2, 2026. See Note D - “Acquisitions and Held for Sale” in our Condensed Consolidated Financial Statements for additional information regarding the REV Transaction.

Aerials

	Nine Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$1,851	—	$1,594	—	16.1%
Adjusted EBITDA	$100	5.4%	$131	8.2%	(23.7)%

Net sales for the nine months ended September 30, 2026 increased $257 million when compared to the same period in 2025, primarily due to higher shipments across most product lines, with the largest increase coming from booms in North America and Western Europe as well as favorable foreign exchange rate movements.

Adjusted EBITDA for the nine months ended September 30, 2026 decreased $31 million when compared to the same period in 2025, primarily due to higher tariff costs, unfavorable mix, and inflationary pressures, partially offset by higher sales volume and cost out actions.

Corporate and Other / Eliminations

	Nine Months Ended September 30,
	2026		2025
		% of Sales		% of Sales	% Change In Reported Amounts
	($ amounts in millions)
Net sales	$(10)	—	$(8)	—	(25.0)%
Adjusted EBITDA	$(84)	*	$(49)	*	(71.4)%
* Not a meaningful percentage

Adjusted EBITDA for the nine months ended September 30, 2026 decreased $35 million when compared to the same period in 2025. The decrease is primarily due to higher compensation primarily driven by the inclusion of REV Corporate activities, legal and other professional fees.

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

Non-GAAP measures also include the translation effect of foreign currency exchange rate changes on net sales, gross profit, selling, general & administrative expenses and operating profit, as well as net sales, gross profit, and SG&A costs and operating profit excluding the impact of acquisitions and divestitures.

The following table reconciles Net income to Adjusted operating profit for the periods presented:

	Three Months Ended September 30,
	2026	2025
Net income	$114	$65
Provision for income taxes	(21)	(29)
Interest income	5	3
Interest expense	(49)	(45)
Other expense – net	(4)	(4)
Operating profit	183	140
Restructuring and other (a)	(15)	5
Deal related (b)	9	3
Purchase price accounting (c)	60	20
Divestitures (d)	23	—
Adjusted operating profit	$260	$168

	Nine Months Ended September 30,
	2026	2025
Net income	$135	$158
Income from discontinued operations – net of tax	4	—
Provision for income taxes	(16)	(51)
Interest income	14	7
Interest expense	(147)	(132)
Other expense – net	(8)	(4)
Operating profit	288	338
Restructuring and other (a)	(8)	22
Deal related (b)	90	11
Purchase price accounting (c)	265	62
Divestitures (d)	20	—
Litigation related (e)	—	10
Adjusted operating profit	$655	$443

The following table reconciles Net income (loss) to Adjusted EBITDA for the periods presented:

	Three Months Ended September 30, 2026
	ES	MP(3)	SV(3)	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$52	$71	$39	$53	$(101)	$114
Provision for income taxes	—	—	—	—	21	21
Interest income	—	—	—	—	(5)	(5)
Interest expense	—	4	4	—	41	49
Other expense	—	—	—	1	3	4
Operating profit (loss)	52	75	43	54	(41)	183
Depreciation(2)	5	4	7	7	3	26
Amortization(2)	20	1	40	—	3	64
Non-cash interest costs	—	—	—	—	(2)	(2)
EBITDA	77	80	90	61	(37)	271
Restructuring and other (a)	(16)	—	—	1	—	(15)
Deal related (b)	—	—	—	—	9	9
Purchase price accounting (c)	—	—	(4)	—	2	(2)
Divestitures (d)	—	3	20	—	—	23
Adjusted EBITDA	$61	$84	$105	$62	$(26)	$286
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) These line items include $1 million of depreciation and $60 million of amortization within the ES and SV segments related to purchase price accounting.
(3) Column does not foot due to rounding.

	Three Months Ended September 30, 2025
	ES	MP	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$58	$48	$44	$(85)	$65
Provision for income taxes	—	—	—	29	29
Interest income	—	—	—	(3)	(3)
Interest expense	—	4	—	41	45
Other expense	—	—	1	3	4
Operating profit (loss)	58	52	45	(15)	140
Depreciation	4	5	6	3	18
Amortization(2)	20	—	—	2	22
Non-cash interest costs	—	—	—	(2)	(2)
EBITDA	82	57	51	(12)	178
Restructuring and other (a)	1	(1)	5	—	5
Deal related (b)	—	—	—	3	3
Adjusted EBITDA	$83	$56	$56	$(9)	$186
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) This line item includes $20 million of amortization within the ES segment related to purchase price accounting.

The following notes apply to both the Adjusted operating profit and Adjusted EBITDA reconciliations above, as applicable:

a.Costs for the three months ended September 30, 2026 are primarily associated with the release of a contingent liability in ES and a reduction in force and a plant closure in the Aerials segment. Costs for the three months ended September 30, 2025 are associated with restructuring programs across the ES, MP and Aerials segments.
b.Costs for the three months ended September 30, 2026 relate to the REV Transaction and other strategic initiatives, including integration costs and other professional fees. Costs for the three months ended September 30, 2025 relate to costs incurred as part of the ESG integration.
c.Costs for the three months ended September 30, 2026 primarily relate to the REV Transaction, driven by the impact of adjusting inventory fair value step-ups in connection with purchase accounting related measurement period adjustments. Amortization of purchased intangibles is not included within Purchase price accounting in the reconciliation of Net income (loss) to Adjusted EBITDA, as amortization is a separate line item within the reconciliation.
d.Primarily relates to losses on held for sale businesses in the MP and SV segments.

	Nine Months Ended September 30, 2026
	ES	MP	SV	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$156	$210	$17	$69	$(317)	$135
Gain on disposition of discontinued operations – net of tax	—	—	—	—	(4)	(4)
Provision for income taxes	—	—	—	—	16	16
Interest income	—	—	—	—	(14)	(14)
Interest expense	—	11	11	1	124	147
Other expense	—	—	—	3	5	8
Operating profit (loss)	156	221	28	73	(190)	288
Depreciation(2)	14	13	18	20	8	73
Amortization(2)	60	2	107	—	9	178
Non-cash interest costs	—	—	—	—	(5)	(5)
EBITDA	230	236	153	93	(178)	534
Restructuring and other (a)	(15)	—	—	7	—	(8)
Deal related (b)	—	—	—	—	90	90
Purchase price accounting (c)	—	—	87	—	4	91
Divestitures (d)	—	(2)	22	—	—	20
Adjusted EBITDA	$215	$234	$262	$100	$(84)	$727
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) These line items include $2 million of depreciation and $166 million of amortization within the ES and SV segments related to purchase price accounting.

	Nine Months Ended September 30, 2025
	ES	MP	Aerials	Corporate and Other / Elims	Total
Net income (loss)(1)	$175	$126	$92	$(235)	$158
Provision for income taxes	—	—	—	51	51
Interest income	—	—	—	(7)	(7)
Interest expense	—	11	—	121	132
Other expense	—	—	1	3	4
Operating profit (loss)	175	137	93	(67)	338
Depreciation(2)	13	13	19	5	50
Amortization(2)	60	2	—	6	68
Non-cash interest costs	—	—	—	(6)	(6)
EBITDA	248	152	112	(62)	450
Restructuring and other (a)	1	10	9	2	22
Deal related (b)	—	—	—	11	11
Purchase price accounting (c)	2	—	—	—	2
Litigation related (e)	—	—	10	—	10
Adjusted EBITDA	$251	$162	$131	$(49)	$495
(1) Management does not allocate income taxes, interest costs incurred at the Corporate level, and certain other Corporate items to the segments.
(2) This line item includes $1 million of depreciation and $60 million of amortization within the ES segment related to purchase price accounting.

The following notes apply to both the Adjusted operating profit and Adjusted EBITDA reconciliations above, as applicable:

a.Costs for the nine months ended September 30, 2026 are primarily associated with the release of a contingent liability in ES and a reduction in force and a plant closure in the Aerials segment. Costs for the nine months ended September 30, 2025 are associated with restructuring programs across the ES, MP, Aerials, and Corporate segments.
b.Costs for the nine months ended September 30, 2026 are primarily related to the REV Transaction, including acceleration of stock-based compensation awards, severance and retention costs, transaction and integration costs, and professional fees related to other strategic initiatives. Costs for the nine months ended September 30, 2025 relate to costs incurred as part of the ESG integration.
c.Costs for the nine months ended September 30, 2026 relate to the REV Transaction, and include amortization of the inventory step-up and incremental stock based compensation cost for replacement stock awards, both of which were recognized in connection with purchase accounting. Costs for the nine months ended September 30, 2025 primarily relate to purchase accounting related measurement period adjustments for ESG. Amortization of purchased intangibles is not included within Purchase price accounting in the reconciliation of Net income (loss) to Adjusted EBITDA, as amortization is a separate line item within the reconciliation.
d.Reflects a net gain realized on the previously disposed of Cranes business, partially offset by a loss on a held for sale business in the MP segment and losses on the sale of a business and a held for sale business in the SV segment.
e.Costs for the nine months ended September 30, 2025 reflect costs incurred to settle a claim which was outside the normal course of business.

LIQUIDITY AND CAPITAL RESOURCES

We are focused on generating cash and maintaining liquidity (cash and availability under our revolving line of credit) for the efficient operation of our business. At September 30, 2026, we had cash and cash equivalents of $407 million and undrawn availability under our revolving line of credit of $800 million, giving us total liquidity of approximately $1,207 million. During the nine months ended September 30, 2026, our liquidity decreased by approximately $365 million from December 31, 2025 primarily due to cash used for the REV Transaction, capital expenditures, share repurchases, dividend payments, and taxes paid on shares withheld in connection with stock vestings, partially offset by cash provided by operating activities.

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

We had free cash flow of $209 million and $253 million for the three and nine months ended September 30, 2026, respectively. The following table reconciles net cash provided by operating activities to free cash flow (in millions):

	Three Months Ended 9/30/2026	Nine Months Ended 9/30/2026
Net cash provided by operating activities	$241	$338
Capital expenditures, net of proceeds from sale of capital assets	(32)	(85)
Free cash flow	$209	$253

Pursuant to the terms of our trade accounts receivable factoring arrangements, during the nine months ended September 30, 2026, we sold, without material recourse, approximately $562 million of trade accounts receivable to enhance liquidity.

Working capital as a percentage of trailing three month annualized net sales was 15.0% at September 30, 2026. The following tables show the calculation of our working capital and trailing three months annualized sales as of September 30, 2026 (in millions):

Three Months Ended September 30, 2026
Net sales, as reported	$2,197
x	4
Trailing three month annualized net sales	$8,788

As of September 30, 2026
Inventories	$1,631
Receivables	1,124
Trade accounts payable	(986)
Short and long-term customer advances	(447)
Working capital	$1,322

During the nine months ended September 30, 2026, there were 1,164,795 shares of common stock repurchased under our Board authorized share repurchase programs, leaving approximately $111 million available for repurchase under such programs. Our Board declared a dividend of $0.17 per share in each of the first three quarters of 2026, which were paid to our stockholders during those periods. In October 2026, our Board declared a dividend of $0.17 per share, which will be paid on December 18, 2026 to our stockholders of record as of November 9, 2026.

Our ability to access capital markets to raise funds, through the sale of equity or debt securities, is subject to various factors, some specific to us and others related to general economic and/or financial market conditions. These include results of operations, projected operating results for future periods and debt to equity leverage. Our ability to access capital markets is also subject to our timely filing of periodic reports with the Securities and Exchange Commission. In addition, terms of our bank credit facilities and senior notes contain restrictions on our ability to make further borrowings and to sell substantial portions of our assets.

Cash Flows

Cash provided by operations was $338 million and $235 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash provided by operations was primarily driven by higher profitability excluding the impact of purchase accounting, partially offset by changes in working capital and payments of transaction costs and severance in connection with the REV Transaction.

Cash used in investing activities was $519 million and $44 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used in investing activities relates primarily to cash consideration paid in connection with the REV Transaction.

Cash used in financing activities was $177 million and $98 million for the nine months ended September 30, 2026 and 2025, respectively. The increase in cash used in financing activities was primarily driven by higher dividend payments, increased share repurchases and higher cash payments related to shares withheld for tax payment on Restricted Stock awards.

OFF-BALANCE SHEET ARRANGEMENTS

Guarantees

See Note J – “Litigation and Contingencies” in the Notes to Condensed Consolidated Financial Statements for information regarding our guarantees.

CONTINGENCIES AND UNCERTAINTIES

Foreign Exchange and Interest Rate Risk

Our products are sold in over 100 countries around the world and, accordingly, our revenues are generated in foreign currencies, while costs associated with those revenues are only partly incurred in the same currencies. Primary currencies to which we are exposed are the Euro, British Pound, Chinese Yuan, Australian Dollar, Indian Rupee and Mexican Peso. We purchase hedging instruments to manage the variability of future cash flows associated with recognized assets or liabilities due to changing currency exchange rates.

We manage our exposure to interest rate risk by establishing a mix of indebtedness bearing interest at both floating and fixed rates at inception and maintain a ratio of floating and fixed rates on this mix of indebtedness using interest rate derivatives when necessary.

See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for a discussion of the impact of changes in foreign currency exchange rates and interest rates may have on our financial performance.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure information required to be disclosed in reports we file under the Exchange Act is recorded, processed, summarized and reported within time periods specified in the Securities and Exchange Commission’s rules and forms, and such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required financial disclosure. In connection with the preparation of this Quarterly Report on Form 10-Q, we carried out an evaluation, under supervision and with participation of our management, including the CEO and CFO, as of September 30, 2026, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) under the Exchange Act. Based upon this evaluation, our CEO and CFO concluded that our disclosure controls and procedures were effective as of September 30, 2026.

Changes in Internal Control Over Financial Reporting

As a result of the acquisition of REV on February 2, 2026, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional controls related to REV. Except as described above, there were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Purchases of Equity Securities

The following table provides information about our purchases during the quarter ended September 30, 2026 of our common stock that is registered by us pursuant to the Exchange Act.

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Plans or Programs (in thousands) (2)
July 1, 2026 - July 31, 2026	988	$66.57	—	$183,005
August 1, 2026 - August 31, 2026	461,750	$65.62	460,718	$152,772
September 1, 2026 - September 30, 2026	707,111	$59.58	704,077	$110,823
Total	1,169,849	$61.97	1,164,795	$110,823

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

During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted, modified or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” as such terms are defined under Item 408 of Regulation S-K.

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

TEREX CORPORATION
(Registrant)

Date:	October 29, 2026	/s/ Simon A. Meester
Simon A. Meester
President, Chief Executive Officer and Director
(Principal Executive Officer)

Date:	October 29, 2026	/s/ Jennifer Kong-Picarello
Jennifer Kong-Picarello
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

Date:	October 29, 2026	/s/ Joseph LaDue
Joseph LaDue
Vice President, Chief Accounting Officer and Controller
(Principal Accounting Officer)